Form 10QSB
period 1996-03-31
PHYSICIAN HEALTHCARE PLAN OF NEW JERSEY INC
filed 1996-05-14
CIK 948547

                                 FORM 10-QSB

(Mark One)


/ X /    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996
                                                --------------

/   /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

      For the transition period from  ______________ to _____________.


                    COMMISSION FILE NUMBER   33-94826-NY
                                          --------------


                 PHYSICIAN HEALTHCARE PLAN OF NEW JERSEY, INC.
          (Name of small business issuer as specified in its charter)


          New Jersey                                                           22-3273637
(State or other jurisdiction of                                             (I.R.S. Employer
incorporation or organization)                                             Identification No.)


Princeton Pike Corporate Center, 1009 Lenox Drive, Lawrenceville, NJ               08648
              (Address of principal executive offices)                          (Zip Code)


Issuer's telephone number: (609)-896-1233


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes    X      No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of share outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 5, 1996, there were 3,512 shares of Common Stock outstanding.

 Transitional Small Business Disclosure Format (Check one):   Yes       No  X
                                                                 -----    -----

                 PHYSICIAN HEALTHCARE PLAN OF NEW JERSEY, INC.
                              INDEX TO FORM 10-QSB



PART I - FINANCIAL INFORMATION


         ITEM 1.  Financial Statements


                 Balance Sheets as of March 31, 1996 and December 31, 1995           3

                 Statements of Operations for the Three Months Ended
                          March 31, 1996 and 1995                                    4

                 Statements of Shareholders' Equity for the Three Months Ended
                          March 31, 1996 and the Year Ended December 31, 1995        5

                 Statements of Cash Flows for the Three Months Ended
                          March 31, 1996 and 1995                                    6

                 Notes to Financial Statements                                       7


         ITEM 2. Management's Discussion and Analysis of Financial Condition and
                          Results of Operations                                      8


PART II - OTHER INFORMATION


         ITEM 6.   Reports on Form 8-K                                              10

                   Exhibits                                                         11

Signatures

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                 PHYSICIAN HEALTHCARE PLAN OF NEW JERSEY, INC.
                                 BALANCE SHEETS


                                                                   MARCH 31,           DECEMBER 31,
                                                                      1996                 1995
- - - --------------------------------------------------------------------------------------------------
                                                                  (UNAUDITED)

 ASSETS


     CURRENT ASSETS

         Cash and cash equivalents                            $    4,491,051      $     5,308,465
         Short-term investments                                    3,954,334            3,980,627
         Advances to management company                               27,645               23,723
         Prepaid and other assets                                    348,204              228,627

                                                              --------------      ---------------
                 TOTAL CURRENT ASSETS                              8,821,234            9,541,442


         Investments                                                 561,532              565,723
         Furniture and equipment, net                              1,750,018            1,757,018
         Deferred offering costs                                     600,000              450,000
         Other assets                                                 50,000               50,000
                                                              --------------      ---------------

                          TOTAL ASSETS                        $   11,782,784      $    12,364,183
                                                              ==============      ===============


 LIABILITIES AND SHAREHOLDERS' EQUITY


     LIABILITIES


         Accounts payable                                     $      496,389      $       255,159
         Accrued expenses                                            847,889              576,696
         Medical costs payable                                        74,302                1,862
         Other liabilities                                            12,589               15,433
                                                              --------------      ---------------

                 TOTAL LIABILITIES                                 1,431,169              849,150
                                                              --------------      ---------------

     SHAREHOLDERS' EQUITY

         Common Stock, subject to redemption
              (no par; 20,000 authorized; 3,515
               and 3,515 issued and outstanding)                  17,575,000           17,575,000
         Common stock subscribed                                   1,320,000                    -
         Paid in capital                                              31,908               24,838
         Net unrealized gains on investments                           9,173               21,645
         Retained deficit                                         (8,584,466)          (6,106,450)
                                                              --------------      ---------------

                 TOTAL SHAREHOLDERS' EQUITY                       10,351,615           11,515,033
                                                              --------------      ---------------

                          TOTAL LIABILITIES AND
                               SHAREHOLDERS' EQUITY           $   11,782,784      $    12,364,183
                                                              ==============      ===============

                             See accompanying note.

                 PHYSICIAN HEALTHCARE PLAN OF NEW JERSEY, INC.
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                     FOR THE THREE          FOR THE THREE
                                                     MONTHS ENDED           MONTHS ENDED
                                                    MARCH 31, 1996         MARCH 31, 1995
- - - -----------------------------------------------------------------------------------------

 REVENUE

         Premiums earned                      $             93,156      $               -
         Interest income, net                              127,277                198,031
         Other revenue                                         396                      -
                                              --------------------      -----------------

             TOTAL REVENUE                                 220,829                198,031
                                              --------------------      -----------------



 EXPENSES


         Medical costs                                      79,563                      -
         Professional services                           1,112,949                378,353
         Compensation and benefits                         889,187                199,165
         General and administrative                        567,868                331,761
         Insurance                                          49,278                  6,004
                                              --------------------      -----------------

             TOTAL EXPENSES INCURRED                     2,698,845                915,283
                                              --------------------      -----------------

 NET LOSS                                     $         (2,478,016)     $        (717,252)
                                              ====================      =================




 Net loss per common share                    $               (681)     $            (202)
                                              ====================      =================




                             See accompanying note.

                 PHYSICIAN HEALTHCARE PLAN OF NEW JERSEY, INC.
                       STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                                 NET
                                                                             UNREALIZED                            TOTAL
                                                COMMON STOCK    PAID IN       GAINS ON        ACCUMULATED      SHAREHOLDERS'
                                COMMON STOCK     SUBSCRIBED     CAPITAL      INVESTMENTS        DEFICIT           EQUITY
- - - ---------------------------------------------------------------------------------------------------------------------------

 BALANCE AT DECEMBER 31,        $ 17,750,000     $       -0-    $    -0-      $     -0-      $  (1,440,338)    $ 16,309,662
      1994

 Common stock redeemed
      (35 shares)                   (175,000)                     24,838                                           (150,162)

 Change in net unrealized
 gains                                                                           21,645                              21,645

 Net loss                                                                                       (4,666,112)      (4,666,112)
                                ------------     -----------    --------      ---------      -------------     ------------

 BALANCE AT DECEMBER 31,
      1995                        17,575,000             -0-      24,838         21,645         (6,106,450)      11,515,033
                                ============     ===========    ========      =========      =============     ============

 Common stock subscribed                           1,320,000                                                      1,320,000

 Common stock redeemed                                             7,070                                              7,070

 Change in net unrealized
 gains                                                                          (12,472)                            (12,472)

 Net loss                                                                                       (2,478,016)      (2,478,016)
                                ------------     -----------    --------      ---------      -------------     ------------

 BALANCE AT MARCH 31, 1996
         (UNAUDITED)            $ 17,575,000     $ 1,320,000    $ 31,908      $   9,173      $  (8,584,466)    $ 10,351,615
                                ============     ===========    ========      =========      =============     ============




                             See accompanying note.

                 PHYSICIAN HEALTHCARE PLAN OF NEW JERSEY, INC.
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                     FOR THE THREE        FOR THE THREE
                                                                     MONTHS ENDED          MONTHS ENDED
                                                                    MARCH 31, 1996        MARCH 31, 1995
- - - --------------------------------------------------------------------------------------------------------
 CASH FLOWS FROM OPERATING ACTIVITIES:

     Net Loss                                                  $      (2,478,016)    $       (717,252)

     Adjustment to reconcile net loss to net cash used for operating activities:

           Depreciation and amortization                                 139,572                2,490
           Decrease (increase) in advances to management
               company                                                    (3,922)             161,967
           Increase in prepaid and other assets                         (119,577)             (18,545)
           Increase (decrease) in accounts payable                       241,230              (20,968)
           Increase in accrued expenses                                  271,193                    -
           Increase in medical costs payable                              72,440                    -
           Increase in payable to management company                                           52,795
           Decrease in other liabilities                                  (2,844)                   -
                                                               -----------------     ----------------

 NET CASH USED IN OPERATING ACTIVITIES                                (1,879,924)            (539,513)
                                                               -----------------     ----------------

 CASH FLOWS FROM INVESTING ACTIVITIES:

       Purchase of equipment                                            (114,560)             (51,502)
       Proceeds from investments matured                                                    4,135,429
                                                               -----------------     ----------------

 NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES                       (114,560)           4,083,927
                                                               -----------------     ----------------

 CASH FLOWS FROM FINANCING ACTIVITIES:

     Common stock subscribed                                           1,320,000                    -
     Increase in deferred offering costs                                (150,000)                   -
     Redemption of common stock                                            7,070                    -
                                                               -----------------     ----------------

 NET CASH PROVIDED BY FINANCING ACTIVITIES                             1,177,070                    -
                                                               -----------------     ----------------

 NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   (817,414)           3,544,414
 Cash and cash equivalents, beginning of period                        5,308,465            3,824,277
                                                               -----------------     ----------------

 CASH AND CASH EQUIVALENTS, END OF PERIOD                      $       4,491,051     $      7,368,691
                                                               =================     ================




                             See accompanying note.

                 PHYSICIAN HEALTHCARE PLAN OF NEW JERSEY, INC.
                         NOTES TO FINANCIAL STATEMENTS


1. UNAUDITED FINANCIAL STATEMENTS

The financial information for the quarters ended March 31, 1996 and 1995 included herein is unaudited. Such information includes all adjustments, consisting of a normal and recurring nature, which in the opinion of management, are necessary for a fair presentation of the Company's Balance Sheets and Statements of Operations and Cash Flows in accordance with generally accepted accounting principles. Such information should be read in conjunction with Management's Discussion and Analysis and the Notes to Financial Statements Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.


2. COMMON STOCK SUBSCRIBED

Common Stock Subscribed represents shares sold as part of the Company's second offering for which both a subscription agreement and cash have been received as of March 31, 1996. These shares will be issued upon the expiration of the offering period. For the three months ended March 31, 1996, the calculation for "Net Loss per Common Share" includes the weighted average number of shares subscribed through the second offering.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS

GENERAL

The Company's products consist of HMO plans for the small (less than 50 employees) and large business markets whereby the members receive comprehensive medical coverage in exchange for a prepaid fixed monthly premium.

The Company received its Certificate of Authority to operate as an HMO in five counties of New Jersey (Bergen, Essex, Hudson, Passaic and Union) on August 28, 1995 and commenced marketing its HMO product in this area in November, 1995.
On January 29, 1996, the Company's amendment to its Certificate of Authority to operate as an HMO in the remaining counties of New Jersey was approved, licensing the Company as an HMO in all of New Jersey.

During the first quarter of 1996, the Company focused its efforts specifically on membership growth, additional capitalization and continued network development. The Company also focused on generating additional revenue opportunities for the Company.

As part of the efforts to increase membership, the Company has finalized agreements with thirteen (13) general agents and several independent brokers to begin marketing the Company's products. During the first quarter, the Company began its advertising initiatives placing print ads, bill boards and running commercials in selected areas. With these programs in place, the Company anticipates increasing membership growth.

Beginning in the fourth quarter of 1995, the Company began expending significant effort in increasing its capital base and expanding its network.
On November 9, 1995, the Company commenced a secondary offering for the purpose of expanding the Company's existing network of physicians, expanding the Company's programs and infrastructure and enhancing the Company's capital position. The Company has made available 10,000 shares of stock at a price of $5,500 per share to physicians who practice in New Jersey. The original offering period expired on February 9, 1996, at which time the Board voted to extend the offering for an additional sixty day term. On April 4, 1996, the Board extended the offering period for the second and final optional sixty day term. The offering period will expire on June 6, 1996. As of May 6, 1996, the Company has received 556 subscription agreements, amounting to $3,058,000 of additional capital.

The Company intends to execute a Physician Participation Agreement with each physician shareholder from the second offering meeting the credentialing requirements. Prior to entering into such agreements a thorough review of credentials and qualifications is conducted to ensure the physicians meet minimum standards for participation in the Company's network. The Company has begun the process of credentialing the physicians from the second offering.

Currently the Company has executed agreements with 3,274 participating physicians. Over 92% of the shareholders from the initial offering have been credentialled.

The Company has continued to expand its contracting with acute care institutions. During the first quarter of 1996, the Company contracted with five additional acute care institutions. The Company has now contracted with seventy-five (75) of the state's eighty-four (84) acute care institutions, representing nearly 90% of all New Jersey hospitals. It is the Company's intention to aggressively seek contracts with the remaining hospitals.

During April of 1996, New Jersey regulations were adopted permitting HMOs to offer a Point-of-Service product in the small business market without the use of an indemnity partner. The Company filed a comprehensive small group Point-of-Service product which it began marketing upon filing of policy forms approved by the state insurance department. The Company believes that the addition of this product will enhance its product portfolio and serve as a catalyst for new growth in membership. This product is designed to encourage members to utilize the Company's expansive network of physicians while allowing flexibility for customer needs.

In addition to the other programs, the Company has established a Preferred Provider Organization ("PPO") network. During the first quarter of 1996, the Company entered into an agreement with a large organization representing over ninety (90) employers and self-funded organizations. This organization represents approximately 750,000 lives, to whom the Company hopes to obtain access to offer its PPO product. Currently, the Company is servicing 48,000 of these members under various PPO service contracts. The majority of these contracts were not effective until April 1, 1996. Management intends to market this program to other employers, employer groups, third party administrators, insurance carriers, self-funded plans, trust funds, workers compensation carriers, and other payers.

The Company is also developing quality healthcare programs to be implemented during 1996 designed to deliver personalized, quality care and to re-establish the physician/patient relationship.

OPERATIONS

The Company did not begin generating premium revenue until the fourth quarter of 1995 after receiving its Certificate of Authority on August 28, 1995. Premiums and investment income were the major sources of revenue during the first quarter of 1996. Premiums totaled $93,156, from a total enrollment of 323 members. HMO plans sold in the small employer market constitute the majority of the membership at March 31, 1996.

Investment income for the three months ended March 31, 1996 decreased $70,754, to $127,277, as compared to the same period for the previous year. This is primarily attributable to the decrease in average invested assets.

During the first quarter of 1996, the Company paid minimal medical claims. Due to the lack of historical claims experience data, the Company has maintained a claims reserve equivalent to a targeted loss ratio based on industry statistics. Based upon the review of claims to date this reserve appears appropriate.

Professional services, compensation and benefits, general and administrative and insurance expenses ("Operating expenses"), increased $1,703,999 as compared to the period ended March 31, 1995. In 1995, expenditures and personnel acquisitions were delayed commensurate with the receipt of licensure. Additionally in the first quarter of 1995, the Company was developing its core product and had only eight (8) employees providing services to the Company.
The number of employees has grown to forty-five (45) as of the end of the first quarter of 1996. For the three months ended March 31, 1996, operating expenses were in line with budgeted amounts. The Company has emphasized controlling administrative costs and adherence to budgeted expenditures.

No tax benefit for losses has been recognized in the financial statements because the realization of such benefits would be dependent upon achieving future operating profits, which cannot be reasonable assured.

FINANCIAL CONDITION

At of March 31, 1996, total assets were $11,782,784, representing a decrease of $581,399 from $ 12,364,183 at December 31, 1995. This is due to a decrease in cash equivalents, which have been used to fund the Company's operations during the first quarter. The change is accounted for by total expenditures of $2.4 million offset by an increase in capital from the second offering of $1.3 million and an increase in accounts payable and accrued expenses of approximately $521,000.

Accounts payable and accrued expenses increased $512,423, from $831,855 at December 31, 1995. The increase is largely due to an increase in estimates of expenses incurred for which the Company has not been billed, mainly related to its first quarter advertising campaign, rent expense recognized for GAAP reporting purposes but not paid and recruiting bonuses. The Company is current in payments to its vendors for services performed on the Company's behalf.

LIQUIDITY AND CAPITAL RESOURCES

The Company's initial offering was for the purpose of raising the capital necessary to fund its operations until the Company received its Certificate of Authority and to fund operating deficits until such time as the Company begins to operate at a profit. The Company's current offering is intended to expand the network of physicians, the Company's programs and infrastructure and to enhance the Company's equity position. If operational deficits are greater than estimated, which is possible, the Company intends to use the net proceeds from the second offering to fund such deficits.

If the Company fails to achieve positive cash flow or if the proceeds from the initial and second offering are inadequate to fund the Company's operations, then additional financing may be required which may not be available on terms acceptable to the Company.


                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not involved in any legal proceedings.

ITEMS 2 THROUGH 5 ARE NOT APPLICABLE.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      EXHIBITS

         Reference is made to the Index of Exhibits hereinafter contained on Page 8.

(b)      REPORTS ON FORM 8-K.

         No reports on Form 8-K were filed during the quarter for which this report on Form 10-QSB is being filed.

                               INDEX TO EXHIBITS

EXHIBIT NO.                       EXHIBIT
- - - ----------------------------------------------------------------------------------
    3.1          Articles of Incorporation (incorporated by reference to Exhibit
                 3.1 to the Registrant's Registration Statement on Form SB-2)

    3.2 By-Laws (incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form SB-2)

    4.1          Secondary Offering Prospectus, as approved by the Securities
                 Exchange Commission on November 9, 1995, detailing rights of security holders (incorporated by reference to the Registrant's Registration Statement on Form SB-2)

   10.1 Physician Participation Agreement with Registrant, and amendment thereto (incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the year ended
                 December 31, 1995)

   10.2 Hospital Letter of Agreement with Registrant (incorporated by reference to Exhibit 10.2 to the Registrant's Registration
                 Statement on Form SB-2)

   10.3 Hospital Participation Agreement with Registrant (incorporated by reference to Exhibit 10.3 to the Registrant's Registration
                 Statement on Form SB-2)

   10.4          Revised Management Agreement by and between Medical
                 Group Management, Inc. and the Registrant (incorporated by reference to Exhibit 10.8 to the Registrant's Registration
                 Statement on Form SB-2)

   10.5          Capital Management Agreement between New England Asset
                 Management and Registrant (incorporated by reference to Exhibit 10.9 to the Registrant's Registration Statement on Form
                 SB-2)

   10.6          Letter of Intent between Acordia of Southern California and
                 Medical Group Management, Inc. (incorporated by reference to Exhibit 10.10 to the Registrant's Registration
                 Statement on Form SB-2)

   10.7 Lease for Registrant's facility (incorporated by reference to Exhibit 10.11 to the Registrant's Registration Statement on
                 Form SB-2)

   27            Financial Data Schedule

                                  SIGNATURES



In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                 PHYSICIAN HEALTHCARE PLAN OF NEW JERSEY, INC.

                        BY:     HENRY D. ROSIN, M.D.
                            ----------------------------
                                Henry D. Rosin, M.D.
                                     President


           ERNEST MONFILETTO                            MIKE W. SMITH
      ------------------------------            -----------------------------
           Ernest Monfiletto                            Mike W. Smith
           President and CEO                       Chief Financial Officer
      Medical Group Management, Inc.            Medical Group Management, Inc.


                              DATED:  May 15, 1996

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                         TITLE                             DATE
- - - ---------                         ---------                         ----


HENRY D. ROSIN, M.D.              Chairman of the Board and         May 15, 1996
- - - ---------------------------                President
Henry D. Rosin, M.D.

JOSEPH BILLOTTI, M.D.             Vice Chairman and Director        May 15, 1996
- - - ---------------------------
Joseph Billotti, M.D.

RAJENDRA PRASAD GUPTA, M.D.       Secretary and Director            May 15, 1996
- - - ---------------------------
Rajendra Prasad Gupta, M.D.

RAYMOND KENNY, M.D.               Treasurer and Director            May 15, 1996
- - - ---------------------------
Raymond Kenny, M.D.

STANLEY BLOOM, M.D.               Director                          May 15, 1996
- - - ---------------------------
Stanley Bloom, M.D.

WILLIAM F. BRENNAN, D.O.          Director                          May 15, 1996
- - - ---------------------------
William F. Brennan, D.O.

LEE HINDIN, M.D.                  Director                          May 15, 1996
- - - ---------------------------
Lee Hindin, M.D.

ALEXANDER R. HOROWITZ, M.D.       Director                          May 15, 1996
- - - ---------------------------
Alexander R. Horowitz, M.D.

LOUIS KEELER, M.D.                Director                          May 15, 1996
- - - ---------------------------
Louis Keeler, M.D.

LINDA KORMAN, M.D.                Director                          May 15, 1996
- - - ---------------------------
Linda Korman, M.D.

SIGNATURE                         TITLE                             DATE
- - - ---------                         ---------                         ----


STEPHEN P. LANDAUER, M.D.         Director                          May 15, 1996
- - - -----------------------------
Stephen P. Landauer, M.D.

MARK LEVEY, M.D.                  Director                          May 15, 1996
- - - -----------------------------
Mark Levey, M.D.

MARTIN S. LEVINE, D.O.            Director                          May 15, 1996
- - - -----------------------------
Martin S. Levine, D.O.

NANCY L. MUELLER, M.D.            Director                          May 15, 1996
- - - -----------------------------
Nancy L. Mueller, M.D.

MARK T. OLESNICKY, M.D.           Director                          May 15, 1996
- - - -----------------------------
Mark T. Olesnicky, M.D.

EMMONS G. PAINE, M.D.             Director                          May 15, 1996
- - - -----------------------------
Emmons G. Paine, M.D.

FRED M. PALACE, M.D.              Director                          May 15, 1996
- - - -----------------------------
Fred M. Palace, M.D.

BARRY PRYSTOWSKY, M.D.            Director                          May 15, 1996
- - - -----------------------------
Barry Prystowsky, M.D.

THOMAS R.C. REUTTER, JR. D.O.     Director                          May 15, 1996
- - - -----------------------------
Thomas R.C. Reutter, Jr., D.O.

IAN SAMSON, M.D.                  Director                          May 15, 1996
- - - -----------------------------
Ian Samson, M.D.

DAVID L. SIROTA, D.O.             Director                          May 15, 1996
- - - -----------------------------
David L. Sirota, D.O.

BESSIE SULLIVAN, M.D.             Director                          May 15, 1996
- - - -----------------------------
Bessie Sullivan, M.D.

VINCENT J. VIVONA, D.O., J.D.     Director                          May 15, 1996
- - - -----------------------------
Vincent J. Vivona, D.O., J.D.