Form 10QSB
period 1996-06-30
PHYSICIAN HEALTHCARE PLAN OF NEW JERSEY INC
filed 1996-08-14
CIK 948547

                                  FORM 10-QSB

(Mark One)


/X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

/ /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ________________to______________.


                 COMMISSION FILE NUMBER        33-94826-NY
                                       ---------------------------

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


Issuer's telephone number : (609)-896-1233


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes   X   No


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date : As of August 5, 1996, there were 3,511 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes      No   X
                                                                -----   -----

                              INDEX TO FORM 10-QSB
                 PHYSICIAN HEALTHCARE PLAN OF NEW JERSEY, INC.



PART I - FINANCIAL INFORMATION


         ITEM 1.  FINANCIAL STATEMENTS


                 Balance Sheets as of June 30, 1996 and December 31, 1995                     3

                 Statements of Operations for the Three and Six Months Ended
                             June 30, 1996 and 1995                                           4

                 Statements of Shareholders' Equity for the Six Months Ended
                              June 30, 1996 and the Year Ended December 31, 1995              5

                 Statements of Cash Flows for the Six Months Ended
                             June 30, 1996 and 1995                                           6

                 Notes to Financial Statements                                                7


         ITEM 2. Management's Discussion and Analysis of Financial Condition and
                              Results of Operations                                           8


PART II - OTHER INFORMATION


         ITEM 6. Reports on Form 8-K                                                         11

                 Exhibits                                                                    12

                 Signatures                                                                  13

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                 PHYSICIAN HEALTHCARE PLAN OF NEW JERSEY, INC.
                                 BALANCE SHEETS

                                                                   JUNE 30,           DECEMBER 31,
                                                                     1996                 1995
- ---------------------------------------------------------------------------------------------------
                                                                 (UNAUDITED)
ASSETS

    CURRENT ASSETS

        Cash and cash equivalents                               $    5,716,668       $    5,308,465
        Short-term investments                                       3,933,437            3,980,627
        Working capital advance                                      1,723,085               23,723
        Prepaid and other assets                                       146,651              228,627

                                                                  --------------       --------------
                TOTAL CURRENT ASSETS                                11,519,841            9,541,442

        Investments                                                    558,625              565,723
        Furniture and equipment, net                                 1,637,836            1,757,018
        Deferred offering costs                                              -              450,000
        Other assets                                                    50,000               50,000
                                                                  --------------       --------------

                         TOTAL ASSETS                           $   13,766,302       $   12,364,183
                                                                  ==============       ==============

LIABILITIES AND SHAREHOLDERS' EQUITY

    LIABILITIES

        Accounts payable                                        $      177,676       $      255,159
        Accrued expenses                                             1,117,445              576,696
        Medical costs payable                                          162,227                1,862
        Third party payables                                           160,619                    -
        Other liabilities                                               81,615               15,433
                                                                  --------------       --------------

                TOTAL LIABILITIES                                    1,699,582              849,150
                                                                  --------------       --------------

    SHAREHOLDERS' EQUITY

        Common Stock, subject to redemption
             (no par; 20,000 authorized; 3,511
              and 3,515 issued and outstanding)                     17,555,000           17,575,000
        Common stock subscribed (1,087 shares)                       5,979,850                    -
        Paid in capital                                                 39,489               24,838
        Net unrealized gains on investments                              3,577               21,645
        Retained deficit                                           (11,511,196)          (6,106,450)
                                                                  --------------       --------------


                TOTAL SHAREHOLDERS' EQUITY                          12,066,720           11,515,033
                                                                  --------------       --------------

                    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $   13,766,302       $   12,364,183
                                                                  ==============       ==============


                            See accompanying notes.

                 PHYSICIAN HEALTHCARE PLAN OF NEW JERSEY, INC.
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                        FOR THE THREE      FOR THE THREE       FOR THE SIX        FOR THE SIX
                                         MONTHS ENDED       MONTHS ENDED      MONTHS ENDED        MONTHS ENDED
                                        JUNE 30, 1996       JUNE 30, 1995     JUNE 30, 1996       JUNE 30,1995
- -----------------------------------------------------------------------------------------------------------------

REVENUE

  Premiums earned                      $    235,393       $           -      $      328,549      $            -
  Interest income, net                      126,084             190,932             253,361             388,963
  Other revenue                              12,742                   -              13,138                   -
                                       -------------      ---------------    ----------------    ----------------

      TOTAL REVENUE                         374,219             190,932             595,048             388,963
                                       -------------      ---------------    ----------------    ----------------


EXPENSES

  Medical costs                             189,846                   -             269,409                   -
  Professional services                     976,115             616,411           2,089,064             994,764
  Compensation and benefits                 854,335             335,941           1,743,522             535,106
  General and administrative                532,275              30,485           1,100,143             362,246
  Insurance                                  48,378                   -              97,656               6,004
                                       -------------      ---------------    ----------------    ----------------


      TOTAL EXPENSES INCURRED             2,600,949             982,837           5,299,794           1,898,120
                                       -------------      ---------------    ----------------    ----------------


NET LOSS                               $ (2,226,730)           (791,905)         (4,704,746)     $   (1,509,157)
                                       =============      ===============    ================    ================

Net loss per common share              $       (506)      $        (223)     $       (1,188)     $         (425)
- ---------------------------------------=============------===============----================----================



                            See accompanying notes.

                 PHYSICIAN HEALTHCARE PLAN OF NEW JERSEY, INC.
                 STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                    NET                               TOTAL
                                                COMMON STOCK     PAID IN      UNREALIZED GAINS    ACCUMULATED      SHAREHOLDERS'
                              COMMON STOCK       SUBSCRIBED      CAPITAL       ON INVESTMENTS       DEFICIT           EQUITY
- ---------------------------------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31,      $    17,750,000  $          -0-  $          -0-   $        -0-  $     (1,440,338)  $     16,309,662
  1994

Common stock redeemed
  (35 shares)                       (175,000)                         24,838                                            (150,162)

Change in net unrealized
gains                                                                                21,645                               21,645

Net loss                                                                                           (4,666,112)        (4,666,112)
                             ---------------  --------------  --------------   ------------- -----------------  -----------------

Balance at December 31,
  1995                            17,575,000             -0-          24,838         21,645        (6,106,450)        11,515,033
                             ===============  ==============  ==============   ============= =================  =================

Common stock subscribed,                           5,979,850                                         (700,000)         5,279,850
net

Common stock redeemed                (20,000)                         14,651                                              (5,349)
  (4 shares)

Change in net unrealized
gains                                                                               (18,068)                             (18,068)

Net loss                                                                                           (4,704,746)        (4,704,746)
                             ---------------  --------------  --------------   ------------- -----------------  -----------------

Balance at June 30, 1996
  (unaudited)                $    17,555,000  $    5,979,850  $       39,489   $      3,577  $    (11,511,196)  $     12,066,720
                             ===============  =============== ===============  ============= =================  =================


                            See accompanying notes.

                 PHYSICIAN HEALTHCARE PLAN OF NEW JERSEY, INC.
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                      FOR THE SIX          FOR THE SIX
                                                                     MONTHS ENDED         MONTHS ENDED
                                                                     JUNE 30, 1996        JUNE 30, 1995
- ----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES :

    Net Loss                                                   $     (4,704,746)     $        (1,509,157)

    Adjustment to reconcile net loss to net cash used for operating activities :

          Depreciation and amortization                                 283,112                   12,645
          Increase in working capital advance                        (1,699,362)                (589,046)
          Decrease (increase) in prepaid and other assets                81,976                 (188,967)
          Increase (decrease) in accounts payable                       (77,483)                 105,405
          Increase in accrued expenses                                  540,749                        -
          Increase in medical costs payable                             160,365                        -
          Increase in third party payables                              160,619
          Increase in other liabilities                                  66,182                        -
                                                                 ----------------      -------------------

NET CASH USED IN OPERATING ACTIVITIES                                (5,188,588)              (2,169,120)
                                                                 ----------------      -------------------

CASH FLOWS FROM INVESTING ACTIVITIES :

      Purchase of equipment                                            (127,710)                (252,103)
      Proceeds from investments matured                                                        6,373,758
                                                                 ----------------      -------------------

NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES                       (127,710)               6,121,655
                                                                 ----------------      -------------------

CASH FLOWS FROM FINANCING ACTIVITIES :

    Common stock subscribed, net of offering costs                    5,729,850                        -
    Redemption of common stock                                           (5,349)                 (35,000)
                                                                 ----------------      -------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                             5,724,501                  (35,000)
                                                                 ----------------      -------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                               408,203                3,917,535
Cash and cash equivalents, beginning of period                        5,308,465                3,824,277
                                                                 ----------------      -------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                       $      5,716,668      $         7,741,812
                                                                 ================      ===================


                            See accompanying notes.

                 PHYSICIAN HEALTHCARE PLAN OF NEW JERSEY, INC.
                         NOTES TO FINANCIAL STATEMENTS


1. UNAUDITED FINANCIAL STATEMENTS

The financial information for the six and three months ended June 30, 1996 and 1995 included herein is unaudited. Such information includes all adjustments, consisting of a normal and recurring nature, which in the opinion of management, are necessary for a fair presentation of the Company's Balance Sheets, Statements of Operations, Statements of Changes in Shareholders' Equity and Cash Flows in accordance with generally accepted accounting principles. Such information should be read in conjunction with Management's Discussion and Analysis and the Notes to Financial Statements Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.


2. COMMON STOCK SUBSCRIBED

Common Stock Subscribed represents shares sold as part of the Company's second offering for which both a subscription agreement and cash have been received as of June 30, 1996. These shares will be issued upon the expiration of the offering period. For the three and six months ended June 30, 1996, the calculation for "Net Loss per Common Share" includes the weighted average number of shares subscribed through the second offering.


3. ADMINISTRATIVE SERVICE ONLY ("ASO") CONTRACTS

Self-insured contract activity represents contracts for which the various employers retain all health care service risks, while the Plan assumes administrative risk. The Plan does not reflect payment of ASO claims in its Statement of Operations. Administrative service fees relating to this business are recognized in other income in the period in which services are rendered.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS

GENERAL

The Company received a Certificate of Authority ("COA") to operate as a Health Maintenance Organization ("HMO") in five counties of New Jersey (Bergen, Essex, Hudson, Passaic and Union) on August 28, 1995. On January 29, 1996, an amendment to the Company's COA was approved, allowing it to operate in the remaining sixteen (16) counties of New Jersey and making the Company a state-wide HMO.

The Company's products provide for comprehensive medical coverage in exchange for a prepaid fixed monthly premium in the small (less than 50 employees) and large employer business markets in New Jersey.

The Company's goal during the first half of the year has been membership growth. In support of that goal, the Company launched their advertising campaign in the latter part of the first quarter. The advertising campaign consisted of print ads, bill boards and commercials in selected geographic areas.

In addition, the Company has attempted to develop a network of general agent brokers to distribute their products. The Company's broker program is unique in that it is not complemented with an internal direct sales force. This structure has served to strengthen the relationships with the broker community. The Company has also established a Broker Advisory Panel to gain insight into how to position the products and the Company itself so that doing business with the Company adds value to both the member and the broker.

The rate of membership growth continues to increase.  Membership at June 30,
1996 grew to 880 members, from 323 at March 31, 1996.   During July, membership
almost doubled to approximately 1,500 members.

Other efforts to increase membership include evaluating unique opportunities with strategic partners, such as private label marketing opportunities. These opportunities will allow the Company to capitalize on strong relationships the strategic partner has established in a community while providing a quality, affordable product to the insured population.

The Company is developing quality healthcare programs designed to deliver personalized healthcare and re-establish the physician / patient relationship. One such quality healthcare program consisting of a 24 hour nurse triage system was implemented effective August 1, 1996.

In order to increase the competitiveness of the Company's products, initiatives have begun to strengthen the physician network in certain niche areas.

On November 9, 1995, a secondary offering of common stock was commenced for the purpose of expanding the Company's existing network of physicians, expanding the Company's programs and infrastructure and enhancing the Company's capital position. The Company made available 10,000 shares of stock at a price of $5,500 per share to physicians who practice in New Jersey. The original offering period expired on February 9, 1996, and was extended by the Board three additional times. The offering was officially terminated effective July 8, 1996. Through the end of the offering period, the Company received 1,154 subscription agreements, resulting in $6,347,000 of additional capital.

The Company intends to execute a Physician Participation Agreement with each Physician shareholder from the secondary offering who meets the Company's credentialing requirements. Prior to entering into such agreements a thorough review of credentials and qualifications is conducted to ensure the physicians meet minimum standards for participation in the Company's network. The Company has begun the process of credentialing the physicians from the secondary
offering.   As of the date of this report, approximately 20% of the
shareholders from the secondary offering have been credentialed.

Currently, the Company has entered into participation agreements with 3,628 participating physicians. Almost 97% of the shareholders from the initial offering have been credentialed.

While the Company's network meets the access requirements established by the State of New Jersey, the Company will continue to contract with physicians in those areas where a need exists.

As of August 5, 1996 the Company has contracted with seventy-eight (78) of the state's eighty-four (84) acute care institutions, representing 93% of all New Jersey hospitals.

During the second quarter of 1996, self-funded employer groups have begun to access the Company's Preferred Provider Organization ("PPO") network. Currently, the Company is servicing 48,000 lives that are part of an organization representing over ninety (90) employers and self-funded organizations. The 48,000 members are part of six self-funded groups. Revenue relating to the administrative services activity for the second quarter was $12,494. As self-funded groups begin utilizing the physician directory and institute incentives for use of the PPO network, revenue for these services is expected to increase. Management intends to market this program to other employers, employer groups, third party administrators, insurance carriers, self-funded plans, trust funds, workers compensation carriers and other payers.

OPERATIONS

Premiums and investment income were the major sources of revenue for the three and six months ended June 30, 1996. Premium income is generated largely through commercial HMO and Point-of-Service ("POS") business sold in the small employer (less than 50 employees) market. The recent adoption of the proposed regulations allowing HMOs to offer a POS product has contributed to the increased sales. POS business represents approximately 73% of the Company's total membership.

Investment income for the three and six months ended June 30, 1996 decreased as compared to the same periods for the previous year. This is attributable to lower average invested assets.

Other income represents administrative service fees relating to the self-funded organizations which access the Company's Preferred Provider Organization network.

The increase in medical claims cost is largely due to the increase in premiums. Due to the lack of historical experience, the Company maintains a reserve equivalent to a targeted loss ratio. Based upon the review of the claims to date, management believes this reserve to be appropriate.

Operating expenses for the three and six months ended June 30, 1996 increased as compared to the same periods for the previous year. In 1995, expenditures and personnel acquisitions were delayed until receipt of the Certificate of Authority in August. At June 30, 1996, operating expenses were consistent with budgeted amounts.

No tax benefit for operating losses has been recognized in the financial statements because the realization of such benefits would be dependent upon achieving future operating profits, which cannot be reasonably assured.

FINANCIAL CONDITION

At June 30, 1996 total assets were $13,766,302, representing an increase of $1,402,119 from December 31, 1995. This is largely attributable to the proceeds received from the second offering, offset by the net loss from operations. The working capital advance at June 30, 1996 represents funds transferred to the management company to fund third quarter operations.

The decrease in prepaid and other assets is mainly due to the amortization of prepaid insurance. Deferred offering costs were held as an asset until the expiration of the second offering. These costs are reflected as a reduction to the proceeds received from the second offering at June 30, 1996.

The decrease in accounts payable represents the normal payment of monthly expenses. Accrued expenses represent the estimates for services provided to the organization for which no bill has been received. The largest components of the accrued expenses relate to the marketing campaign that began late in the first quarter, rent expense recognized for GAAP reporting purposes but not paid and employment fees. The accounts payable balance of $177,676 represents normal monthly activity. The Company remains current in all payments to external vendors.

The increase in medical costs payable has increased in proportion to the increase in premium.

Third party payables represent the payments due to providers in the PPO network which have been funded by the self-funded employer groups.

The increase in other liabilities is largely due to an increase in a funds held liability for the reinsurance program associated with the POS product. In New Jersey, an HMO cannot retain any risk for the self-referred out-of-network claims of the POS product. The Company must cede a percentage of premium to the reinsurer for this program. As the Company incurs opt-out claims, this liability will be reduced. Because the Company did not offer the POS product until April, the Company has not experienced significant utilization of the product. Based on industry statistics, utilization in the first months of a new plan are lower than mature plans.

LIQUIDITY AND CAPITAL RESOURCES

The Company's initial offering was conducted for the purpose of raising the capital necessary to fund its operations until the Company received its Certificate of Authority and to fund operating deficits until such time as the Company begins to operate at a profit. The Company's secondary offering was intended to expand the network of physicians, expand the Company's programs and infrastructure and to enhance the Company's equity position. If operational deficits are greater than estimated, the net proceeds from the second offering will be used to fund such deficits.

Due to lower than anticipated membership levels, the Company has implemented a strategy to more appropriately align operating expenses with the membership level. This results in a preservation of the Company's existing capital base. The Company will focus its resources on targeted membership growth opportunities and value added processes.

If the proceeds from the initial and second offerings are inadequate to fund the Company's operations, the Company may need to seek additional financing from alternative sources.

                          PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

The Company is not involved in any legal proceedings.

ITEMS 2 THROUGH 4 ARE NOT APPLICABLE.

ITEM 5. OTHER INFORMATION

The Company's By Laws provide that the officers of the Company are elected by the Board of Directors, while the Board is elected by all shareholders. On May 2, 1996, Dr. Raymond Kenny resigned from his position as Treasurer. At that time, Dr. Bessie Sullivan was elected as the Treasurer.

Subsequently, on July 8, 1996, Dr. Joseph Billotti was elected by the Board of Directors as the Chairman of the Board. This position was previously held by Dr. Henry D. Rosin. Dr. Rosin remains a member of the Board of Directors of the Company. Other officer changes are as follows :

       TITLE                      PREVIOUS OFFICER                 NEWLY ELECTED OFFICER
       -----                      ----------------                 ---------------------

Vice Chairman             Dr. Joseph Billotti, M.D.          Dr. Rajendra Prasad Gupta, M.D.
Secretary                 Dr. Rajendra Prasad Gupta, M.D.    Dr. Raymond Kenny, M.D.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) EXHIBITS

    Reference is made to the Index of Exhibits hereinafter contained on Page 12.

(b) REPORTS ON FORM 8-K.

    No reports on Form 8-K were filed during the quarter for which this report on Form 10-QSB is being filed.

                               Index to Exhibits

EXHIBIT NO.                                           EXHIBIT
- ---------------------------------------------------------------------------------------------------------

    3.1                   Amended and restated Certificate of Incorporation
                          (incorporated by reference to Exhibit 3.1 to the Registrant's
                          Registration Statement on Form SB-2)

    3.2                   Amended and restated By-Laws (incorporated by reference to
                          Exhibit 3.2 to the Registrant's Registration Statement on
                          Form SB-2)

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

   10.3                   Hospital Participation Agreement with Registrant                      E-1


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

                 PHYSICIAN HEALTHCARE PLAN OF NEW JERSEY, INC.

                         By :    JOSEPH BILLOTTI, M.D.
                             ------------------------------
                                 Joseph Billotti, M.D.
                                      Chairman


          ERNEST MONFILETTO                          MIKE W. SMITH
     ------------------------------          ------------------------------
          Ernest Monfiletto                         Mike W. Smith
          President and CEO                     Chief Financial Officer
     Medical Group Management, Inc.          Medical Group Management, Inc.

                             DATED : August 8, 1996

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                         TITLE                             DATE
- ---------                         ---------                         ----


JOSEPH BILLOTTI, M.D.             Chairman of the Board and         August 8, 1996
- -----------------------------     Director
Joseph Billotti, M.D.

RAJENDRA PRASAD GUPTA, M.D.       Vice Chairman and Director        August 8, 1996
- -----------------------------
Rajendra Prasad Gupta, M.D.

RAYMOND KENNY, M.D.               Secretary and Director            August 8, 1996
- -----------------------------
Raymond Kenny, M.D.

BESSIE SULLIVAN, M.D.             Treasurer and Director            August 8, 1996
- -----------------------------
Bessie Sullivan, M.D.

STANLEY BLOOM, M.D.               Director                          August 8, 1996
- -----------------------------
Stanley Bloom, M.D.

WILLIAM F. BRENNAN, D.O.          Director                          August 8, 1996
- -----------------------------
William F. Brennan, D.O.

LEE HINDIN, M.D.                  Director                          August 8, 1996
- -----------------------------
Lee Hindin, M.D.

ALEXANDER R. HOROWITZ, M.D.       Director                          August 8, 1996
- -----------------------------
Alexander R. Horowitz, M.D.

LOUIS KEELER, M.D.                Director                          August 8, 1996
- -----------------------------
Louis Keeler, M.D.

LINDA KORMAN, M.D.                Director                          August 8, 1996
- -----------------------------
Linda Korman, M.D.

SIGNATURE                         TITLE                             DATE
- ---------                         ---------                         ----

STEPHEN P. LANDAUER, M.D.         Director                          August 8, 1996
- -----------------------------
Stephen P. Landauer, M.D.

MARK LEVEY, M.D.                  Director                          August 8, 1996
- -----------------------------
Mark Levey, M.D.

MARTIN S. LEVINE, D.O.            Director                          August 8, 1996
- -----------------------------
Martin S. Levine, D.O.

NANCY L. MUELLER, M.D.            Director                          August 8, 1996
- -----------------------------
Nancy L. Mueller, M.D.

MARK T. OLESNICKY, M.D.           Director                          August 8, 1996
- -----------------------------
Mark T. Olesnicky, M.D.

EMMONS G. PAINE, M.D.             Director                          August 8, 1996
- -----------------------------
Emmons G. Paine, M.D.

FRED M. PALACE, M.D.              Director                          August 8, 1996
- -----------------------------
Fred M. Palace, M.D.

BARRY PRYSTOWSKY, M.D.            Director                          August 8, 1996
- -----------------------------
Barry Prystowsky, M.D.

THOMAS R.C. REUTTER, JR. D.O.     Director                          August 8, 1996
- -----------------------------
Thomas R.C. Reutter, Jr., D.O.

HENRY D. ROSIN, M.D.              Director                          August 8, 1996
- -----------------------------
Henry D. Rosin, M.D.

IAN SAMSON, M.D.                  Director                          August 8, 1996
- -----------------------------
Ian Samson, M.D.

DAVID L. SIROTA, D.O.             Director                          August 8, 1996
- -----------------------------
David L. Sirota, D.O.

VINCENT J. VIVONA, D.O., J.D.     Director                          August 8, 1996
- -----------------------------
Vincent J. Vivona, D.O., J.D.