Form 10QSB
period 1996-09-30
PHYSICIAN HEALTHCARE PLAN OF NEW JERSEY INC
filed 1996-11-20
CIK 948547

                                   FORM 10-QSB

(Mark One)


/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

/ /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                For the transition period from             to


                       COMMISSION FILE NUMBER 33-94826-NY


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date : As of November 1, 1996, there were 4,646 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one) :  Yes        No   X
                                                                -----     ------

                  PHYSICIAN HEALTHCARE PLAN OF NEW JERSEY, INC.
                              INDEX TO FORM 10-QSB



PART I - FINANCIAL INFORMATION


         ITEM 1.  Financial Statements

                  Balance Sheets as of September 30, 1996 and December 31, 1995            3

                  Statements of Operations for the Three and Nine Months Ended
                           September 30, 1996 and 1995                                     4

                  Statements of Changes in Shareholders' Equity for the Nine Months Ended
                           September 30, 1996  and the Year Ended December 31, 1995        5

                  Statements of Cash Flows for the Nine Months Ended
                           September 30, 1996 and 1995                                     6

                  Notes to Financial Statements                                            7


         ITEM 2.  Management's Discussion and Analysis of Financial Condition and
                           Results of Operations                                           8


PART II - OTHER INFORMATION


         ITEM 6.  Reports on Form 8-K                                                      10

                  Exhibits                                                                 11

                  Signatures                                                               12

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  PHYSICIAN HEALTHCARE PLAN OF NEW JERSEY, INC.
                                 BALANCE SHEETS

                                                    SEPTEMBER 30,        DECEMBER 31,
                                                        1996                 1995
-------------------------------------------------------------------------------------
                                                     (UNAUDITED)
ASSETS

    CURRENT ASSETS
        Cash and cash equivalents                    $  4,443,769        $  5,308,465
        Short-term investments                          4,903,274           3,980,627
        Working capital advance                           641,057              23,723
        Prepaid and other assets                          411,892             228,627
                                                     ------------        ------------
                TOTAL CURRENT ASSETS                   10,399,992           9,541,442

        Investments                                       576,143             565,723
        Furniture and equipment, net                    1,510,063           1,757,018
        Deferred offering costs                                               450,000
        Other assets                                       50,000              50,000
                                                     ------------        ------------

                TOTAL ASSETS                         $ 12,536,198        $ 12,364,183
                                                     ============        ============

LIABILITIES AND SHAREHOLDERS' EQUITY

    LIABILITIES

        Accounts payable                             $    366,171        $    255,159
        Accrued expenses                                  688,768             576,696
        Medical costs payable                             342,996               1,862
        Third party payables                              184,525
        Other liabilities                                 320,573              15,433
                                                     ------------        ------------

                TOTAL LIABILITIES                       1,903,033             849,150
                                                     ------------        ------------

    SHAREHOLDERS' EQUITY

        Common Stock, subject to redemption
             (no par; 20,000 authorized; 4,646
            and 3,515 issued and outstanding )         23,798,000          17,575,000
        Paid in capital                                    43,214              24,838
        Net unrealized gains on investments                 1,375              21,645
        Retained deficit                              (13,209,424)         (6,106,450)
                                                     ------------        ------------


                TOTAL SHAREHOLDERS' EQUITY             10,633,165          11,515,033
                                                     ------------        ------------

                TOTAL LIABILITIES AND                $ 12,536,198        $ 12,364,183
                SHAREHOLDERS' EQUITY
                                                     ============        ============

                             See accompanying notes.

                 PHYSICIAN HEALTHCARE PLAN OF NEW JERSEY, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                         FOR THE THREE       FOR THE THREE      FOR THE NINE      FOR THE NINE
                                         MONTHS ENDED        MONTHS ENDED       MONTHS ENDED      MONTHS ENDED
                                         SEPTEMBER 30,       SEPTEMBER 30,      SEPTEMBER 30,     SEPTEMBER 30,
                                             1996                1995               1996              1995
--------------------------------------------------------------------------------------------------------------
REVENUE
        Premiums earned                   $   541,005        $        --        $   869,554        $        --
        Interest income, net                  172,968            139,037            426,329            528,000
        Other revenue                          22,836                 --             35,974                 --
                                          -----------        -----------        -----------        -----------

            TOTAL REVENUE                     736,809            139,037          1,331,857            528,000
                                          -----------        -----------        -----------        -----------

EXPENSES

        Medical costs                         589,091                 --            858,500                 --
        Professional services                 848,555            897,574          2,937,619          1,892,338
        Compensation and benefits             525,918            540,911          2,269,440          1,076,017
        General and administrative            439,583            188,634          1,539,726            550,880
        Insurance                              31,890             41,345            129,546             47,349
                                          -----------        -----------        -----------        -----------

            TOTAL EXPENSES INCURRED         2,435,037          1,668,464          7,734,831          3,566,584
                                          -----------        -----------        -----------        -----------

NET LOSS                                  $(1,698,228)       $(1,529,427)       $(6,402,974)       $(3,038,584)
                                          ===========        ===========        ===========        ===========


Net loss per common share                 $      (340)       $      (439)       $    (1,528)       $      (864)
                                          ===========        ===========        ===========        ===========


                             See accompanying notes.

                  PHYSICIAN HEALTHCARE PLAN OF NEW JERSEY, INC.
                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                   NET
                                                                UNREALIZED                          TOTAL
                                    COMMON          PAID IN      GAINS ON       ACCUMULATED     SHAREHOLDERS'
                                    STOCK           CAPITAL     INVESTMENTS       DEFICIT          EQUITY
------------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1994      $17,750,000      $    --       $     --       $(1,440,338)    $ 16,309,662

Common stock redeemed
     (35 shares)                     (175,000)      24,838                                          (150,162)


Change in net unrealized
gains                                                              21,645                             21,645

Net loss                                                                         (4,666,112)      (4,666,112)
                                  -----------      -------       --------       -----------     ------------

BALANCE AT DECEMBER 31, 1995       17,575,000       24,838         21,645        (6,106,450)      11,515,033

Common stock issued                 6,248,000                                      (700,000)       5,548,000
        net (1136 shares)
Common stock redeemed                               18,376                                            (6,624)
        (5 shares)                    (25,000)

Change in net unrealized gains                                    (20,270)                           (20,270)

Net loss                                                                         (6,402,974)      (6,402,974)
                                  -----------      -------       --------      ------------     ------------

BALANCE AT SEPT. 30, 1996
        (UNAUDITED)               $23,798,000      $43,214       $  1,375      $(13,209,424)    $ 10,633,165
                                  ===========      =======       ========      ============     ============

                             See accompanying notes.

                  PHYSICIAN HEALTHCARE PLAN OF NEW JERSEY, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                FOR THE NINE         FOR THE NINE
                                                                MONTHS ENDED         MONTHS ENDED
                                                                SEPTEMBER 30,        SEPTEMBER 30,
                                                                    1996                  1995
-------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES :
    Net Loss                                                     $(6,402,974)       $ (3,038,584)

    Adjustment to reconcile net loss to net cash used for operating activities :

          Depreciation and amortization                              341,746              44,398
          Decrease (increase) in advances to management
              company                                               (617,334)            396,622
          Increase in prepaid and other assets                      (183,265)           (485,904)
          Increase (decrease) in accounts payable                    111,012            (308,125)
          Increase in accrued expenses                               112,072                  --
          Increase in medical costs payable                          341,134                  --
          Increase in third party payables                           184,525                  --
          Increase in other liabilities                              305,140                  --
                                                                 -----------        ------------

NET CASH USED IN OPERATING ACTIVITIES                             (5,807,944)         (3,391,593)
                                                                 -----------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES :
      Purchase of investments                                             --          (4,825,197)
      Proceeds from investments matured                                   --          12,515,000
      Purchase of equipment                                         (125,481)         (1,147,250)
      Purchase of short term investments                            (922,647)                 --
                                                                 -----------        ------------

NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES                  (1,048,128)          6,542,553

                                                                 -----------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES :

    Common stock issued                                            5,998,000                  --
    Redemption of common stock                                        (6,624)           (100,000)
                                                                 -----------        ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                          5,991,376            (100,000)
                                                                 -----------        ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                (864,696)          3,050,960
Cash and cash equivalents, beginning of period                     5,308,465           3,824,277
                                                                 -----------        ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                         $ 4,443,769        $  6,875,237
                                                                 ===========        ============


                             See accompanying notes.

                  PHYSICIAN HEALTHCARE PLAN OF NEW JERSEY, INC.
                          NOTES TO FINANCIAL STATEMENTS

1.  UNAUDITED FINANCIAL STATEMENTS

The financial information for the nine and three months ended September 30, 1996 and 1995 included herein is unaudited. Such information includes all adjustments, consisting of a normal and recurring nature, which in the opinion of management, are necessary for a fair presentation of the Company's Balance Sheets, Statements of Operations, Statements of Changes in Shareholders' Equity and Cash Flows in accordance with generally accepted accounting principles. Such information should be read in conjunction with Management's Discussion and Analysis and the Notes to Financial Statements incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.

2.  SECOND OFFERING

During 1996, the Company sold 1,136 shares under a second offering. The proceeds of this offering, net of the costs incurred, have been reflected as Common Stock issued. For the nine and three months ended September 30, 1996, the calculation for "Net Loss per Common Share" includes the weighted average number of shares issued through the second offering.

3.  ADMINISTRATIVE SERVICE ONLY (ASO") CONTRACTS

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

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS

GENERAL

The Company is a Health Maintenance Organization ("HMO") which received approval to operate in all 21 counties of New Jersey in January, 1996. The Company's products provide for comprehensive medical coverage in exchange for a prepaid fixed monthly premium in the small (less than 50 employees) and large employer market in New Jersey.

Enrollment at the end of the third quarter, 1996 has grown to 2,278 members. While membership has been increasing steadily on a month to month basis, enrollment results have not met expectations. Several factors have been identified which contributed to the slower than expected start. To address these factors and their impact on the Company, a three part plan has been adopted.

Part One:  Capital Preservation

In response to a continuing need for capital and low premium levels, the Company has implemented a capital preservation strategy. As a result, administrative expenditures have been reduced and are in line with reforecasted revenue and budget projections. This reforecast is based on the Company's experience to date and anticipated future progress. Implementation of this strategy should result in continued viability and compliance with reserve requirements.

Part Two:  Marketing and Sales Strategy

Pricing, network access and product were identified as obstacles inhibiting enrollment growth. The Company has responded to these market conditions by holding the line on premium rates through July 1997; recruiting additional primary care physicians; adding a Point of Service (POS) option, and targeting marketing and sales in selected geographic areas. This response repositions the Company to offer a more competitive product with an expanded network.

Part Three:  New Initiatives

In August, 1996, the Company began plans to offer "private label" products, scheduled to be available in early 1997. These products are offered under the Company's license but are identified with local providers. The Company believes that growth in the small group market will be enhanced by the private label plans with their local appeal. The Company also initiated phase one of its unique "Care Model" program in August, 1996, designed to create 24 hour access to referrals, counseling, self-help and health education. It maintains managed care's focus on cost effective quality care while removing artificial barriers to appropriate access and providing around the clock access to health professionals.

OPERATIONS

Premiums and investment income were the major sources of revenue for the three and nine months ended September 30, 1996. Premium income is generated largely through commercial HMO and Point-of-Service ("POS") business sold in the small employer (less than 50 employees) market. The adoption, earlier this year, of the proposed regulations allowing HMOs to offer a POS product has contributed to increased sales. POS business represents approximately 75% of the Company's total membership.

Investment income for the three months ended September 30, 1996 increased over the third quarter 1995 due to the favorable impact of the funds from the second offering. Investment income for the nine months ended September 30,1996 was lower due to lower invested net assets.

Other income represents administrative service fees relating to the self-funded organizations which access the Company's Preferred Provider Organization network.

The increase in medical claims cost is commensurate with the increase in premiums. Due to the lack of historical experience, the Company maintains a reserve equivalent to a targeted loss ratio. Based upon the review of the claims to date, management believes the reserve to be appropriate.

Operating expenses for the three and nine months ended September 30, 1996 increased as compared to the same periods for the previous year. In 1995, expenditures and personnel acquisitions were delayed until receipt of the original Certificate of Authority in August 1995. At September 30, 1996, operating expenses were consistent with reforecasted budgeted amounts.

No tax benefit for operating losses has been recognized in the financial statements because the realization of such benefits would be dependent upon achieving future operating profits, which cannot be reasonably assured.

FINANCIAL CONDITION

At September 30, 1996, total assets were $12,536,198, representing an increase of $172,015 from December 31, 1995. This is largely attributable to the proceeds received from the second offering, offset by the net loss from operations. The $641,057 working capital advance at September 30, 1996 represents funds transferred to the management company to fund future operations.

The increase in prepaid and other assets is mainly due to the renewal of insurance coverage in the third quarter. Deferred offering costs were held as an asset until the expiration of the second offering. These costs are reflected as a reduction to the proceeds received from the second offering at September 30, 1996.

Accrued expenses represent the estimates for services provided to the organization for which no bill has been received. The largest components of the accrued expenses relate to vendor fees and rent expense recognized for GAAP reporting purposes but not yet paid.

The increase in medical costs payable has increased in proportion to the increase in premium.

Third party payables represent the payments due to providers in the PPO network which have been funded by the self-funded employer groups.

The increase in other liabilities is largely due to an increase in a funds held liability for the reinsurance program associated with the POS product. In New Jersey, an HMO cannot retain any risk for the self-referred out-of-network claims of the POS product. The Company must cede a percentage of premium to the reinsurer for this program. As the Company incurs opt-out claims, this liability will be reduced. Because the Company did not offer the POS product until April, the Company has not experienced significant utilization of the product. Based on industry statistics, utilization in the beginning months of the new plan are lower than mature plans.


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

If the proceeds from the initial and second offerings are inadequate to fund the Company's operations, the Company may need to seek additional financing from alternative sources. The Company has retained an outside firm to assist in the evaluation of alternative sources of funds.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings
The Company is not involved in any substantive legal proceedings.

Items 2 through 4 are not applicable

Item 5 - Other Information

The Company's By Laws provide that the officers of the Company are elected by the Board of Directors, while the Board is elected by all shareholders. On May 2, 1996, Dr. Raymond Kenny resigned from his position as Treasurer. At that time, Dr. Bessie Sullivan was elected as the Treasurer.

Subsequently, on July 8, 1996, Dr. Joseph Billotti was elected by the Board of Directors as the Chairman of the Board. This position was previously held by Dr. Henry D. Rosin. Dr. Rosin remains a member of the Board of Directors of the Company. Other officer changes are as follows:

     Title            Previous Officer               Newly Elected Officer
     -----            ----------------               ---------------------

Vice Chairman        Joseph Billotti, M.D.           Rajendra Prasad Gupta, M.D.
Secretary            Rajendra Prasad Gupta, M.D.     Raymond Kenny, M.D.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

         Reference is made to the Index of Exhibits hereinafter contained on PAGE 11.

(b)      REPORTS ON FORM 8-K

         No reports on Form 8-K were filed during the quarter for which this report on Form 10-QSB is being filed.

                                INDEX TO EXHIBITS

     EXHIBIT NO.                        EXHIBIT
--------------------------------------------------------------------------------

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

         10.3 Hospital Participation Agreement with Registrant (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1996)

         10.4 Revised Management Agreement by and between Medical Group Management, Inc. and the Registrant (incorporated by reference to Exhibit 10.8 to the Registrant's Registration Statement on Form SB-2)

         10.5 Capital Management Agreement between New England Asset Management and Registrant (incorporated by reference to Exhibit 10.9 to the Registrant's Registration Statement on Form SB-2)

         10.6 Letter of Intent between Acordia of Southern California and Medical Group Management, Inc. (incorporated by reference to
                  Exhibit 10.10 to the Registrant's Registration Statement on Form SB-2)

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

                  PHYSICIAN HEALTHCARE PLAN OF NEW JERSEY, INC.

                            /s/ Joseph Billotti, M.D.
                        --------------------------------
                            JOSEPH D. BILLOTTI, M.D.
                                    PRESIDENT

    /s/ Ernest Monfiletto                             /s/ Hugo Kostilni
-----------------------------------          -----------------------------------
      ERNEST MONFILETTO                                 HUGO KOSTELNI
      PRESIDENT AND CEO                            CHIEF FINANCIAL OFFICER
 MEDICAL GROUP MANAGEMENT, INC.                 MEDICAL GROUP MANAGEMENT, INC.


                            DATED : November 20, 1996

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                           TITLE                              DATE
---------                           -----                              ----

JOSEPH D. BILLOTT I, M.D.           Chairman of the Board and    November 20, 1996
Joseph D. Billotti, M.D.                    President

RAJ PRASAD GUPTA, M.D.              Vice Chairman and Director   November 20, 1996
Raj Prasad Gupta, M.D.

RAYMOND P. KENNY, M.D.              Secretary and Director       November 20, 1996
Raymond P. Kenny, M.D.

BESSIE M. SULLIVAN, M.D.            Treasurer and Director       November 20, 1996
Bessie M. Sullivan,  M.D.

STANLEY BLOOM, M.D.                 Director                     November 20, 1996
Stanley Bloom, M.D.

WILLIAM F. BRENNAN, D.O.            Director                     November 20, 1996
William F. Brennan, D.O.

LEE HINDIN, M.D.                    Director                     November 20, 1996
Lee Hindin, M.D.

ALEXANDER R. HOROWITZ, M.D.         Director                     November 20, 1996
Alexander R. Horowitz, M.D.

LOUIS KEELER, M.D.                  Director                     November 20, 1996
Louis Keeler, M.D.

SIGNATURE                           TITLE                        DATE
---------                           -----                        ----

LINDA KORMAN, M.D.                  Director                     November 20, 1996
Linda Korman, M.D.

STEPHEN P. LANDAUER, M.D.           Director                     November 20, 1996
Stephen P. Landauer, M.D.

MARK LEVEY, M.D.                    Director                     November 20, 1996
Mark Levey, M.D.

MARTIN S. LEVINE, D.O.              Director                     November 20, 1996
Martin S. LEVINE, D.O.

NANCY L. MUELLER, M.D.              Director                     November 20, 1996
Nancy L. Mueller, M.D.

MARK T. OLESNICKY, M.D.             Director                     November 20, 1996
Mark T. Olesnicky, M.D.

EMMONS G. PAINE, M.D.               Director                     November 20, 1996
Emmons G. Paine, M.D.

FRED M. PALACE, M.D.                Director                     November 20, 1996
Fred M. Palace, M.D.

BARRY PRYSTOWSKY, M.D.              Director                     November 20, 1996
Barry Prystowsky, M.D.

THOMAS R.C. REUTTER, JR. D.O.       Director                     November 20, 1996
Thomas R.C. Reutter, Jr., D.O.

HENRY D. ROSIN, M.D.                Director                     November 20, 1996
Henry D. Rosin, M.D.

IAN SAMSON, M.D.                    Director                     November 20, 1996
Ian Samson, M.D.

DAVID L. SIROTA, D.O.               Director                     November 20, 1996
David L. Sirota, D.O.

VINCENT J. VIVONA, D.O., J.D.       Director                     November 20, 1996
Vincent J. Vivona, D.O., J.D.