Form 10KSB
period 1996-12-31
PHYSICIAN HEALTHCARE PLAN OF NEW JERSEY INC
filed 1997-03-31
CIK 948547

                                   FORM 10-KSB
(Mark One)


[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 1996

[ ]      TRANSACTION REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                For the transition period from _______ to _______

                       COMMISSION FILE NUMBER 33-94826-NY

                  PHYSICIAN HEALTHCARE PLAN OF NEW JERSEY, INC.
                 (Name of small business issuer in its charter)

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

Issuer's telephone number: (609) 896-1233

         Securities registered under Section 12(b) of the Exchange Act:
                                      None

         Securities registered under Section 12(g) of the Exchange Act:
                           Common Stock, no par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Check if there was no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosures will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Revenues for the year ended December 31, 1996 were $2,860,643.

There is no current market for this stock. However, the aggregate value of voting stock held by non-affiliates as of March 28, 1997, computed by reference to the stock price at which the stock was sold, was $23,750,222.

As of December 31, 1996, there were 4,636 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

                                     PART I

ITEM 1: DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT

      The Company is a New Jersey corporation, formed on January 10, 1994 under the sponsorship of private practicing physicians for the purpose of developing a statewide, physician-owned Health Maintenance Organization ("HMO").

      In September 1994, the Company entered into a Management Agreement with Medical Group Management, Inc. ("MGM"). MGM is a wholly-owned subsidiary of New Jersey State Medical Underwriters, Inc. ("NJSMU"). NJSMU is a wholly-owned subsidiary of the Medical Society of New Jersey. The Management Agreement has a term of three years and is automatically renewable for an additional three-year period, unless terminated with 180 days prior notice delivered by either party. On February 20, 1997, the Company and MGM jointly agreed to amend the notification date for the renewal option from March 1, 1997 to June 1, 1997. In accordance with the Company's contract with MGM, employees of MGM and independent contractors are providing all management and administrative services necessary for the development and operation of the Company. In addition to the management fee, the Company pays MGM for these employees and independent contractors on a cost basis.

      MGM was retained to prepare and submit an application for a Certificate of Authority ("COA") to the New Jersey Department of Health and Senior Services, and the Department of Banking and Insurance, to develop the infrastructure to support operations and to provide management services to the Company. In December 1994, the Company filed an application for a COA to operate as an HMO in five counties in New Jersey (Bergen, Essex, Hudson, Passaic, and Union), which was approved on August 28, 1995. The Company was not permitted to solicit business until a COA was obtained. The Company commenced marketing its HMO plans to persons living in the five county area and issued its first policy in November, 1995.

      In September 1995, the Company filed an amendment to its COA to expand its service area to cover the entire State of New Jersey. The amendment was approved by the New Jersey Department of Health and Senior Services and the Department of Banking and Insurance on January 29, 1996. The Company was not permitted to solicit business in the remaining counties of New Jersey until the COA amendment was approved.

      On March 4, 1994, the Company commenced an Initial Offering for the purpose of raising capital necessary to fund operations until the Company received its COA and subsequently to fund operational deficits until such time as the Company begins operating at a profit. This Initial Offering was an intra-state offering. The Company made available up to 15,000 shares of stock at a price of $5,000 per share to physicians who both resided in and practiced in New Jersey. The Company issued 3,569 shares as a result of the Initial Offering representing $17,845,000 in initial gross proceeds to the Company. As of December 31, 1995 the Company had redeemed 54 shares. In 1996 the Company redeemed 15 shares. Consequently, the number of shares outstanding as of December 31, 1996 from the Initial Offering was 3,500, resulting in adjusted proceeds of $17,500,000.

      On November 9, 1995, the Company commenced a Second Offering on an interstate basis, for the purpose of expanding the Company's existing network of physicians, expanding the Company's programs and infrastructure and enhancing the Company's capital position. The Company made available up to 10,000 shares of stock at a price of $5,500 per share to physicians who practice in New Jersey. The Company issued 1,136 shares as a result of the Second Offering representing $6,250,222 in initial gross proceeds to the Company.

      During 1995, the Company began operating under a letter of intent with Acordia of Southern California (Acordia) for the development, implementation and operation of the Company's administrative and management information systems. The Company and Acordia continue to operate under that letter of intent.

      The Company has devoted substantial efforts to developing and credentialing its healthcare delivery network. The Company has entered into 5,572 Physician Participation Agreements with physicians who have been credentialed and 82 contracts with acute care institutions. During 1995, the Company negotiated contracts with DELTA DENTAL for the provision of dental coverage, LENSCRAFTERS for the provision of vision care as well as with

NATIONAL PRESCRIPTION ADMINISTRATORS, INC. for the provision of prescription benefits. Those contracts remained in effect during 1996. Effective January 1, 1996, the Company amended the Physician Participation Agreement to accommodate the offering of products in addition to the HMO plans, such as a point-of-service product and a preferred provider product.

      The Company has developed benefit plans for the small employer marketplace that meet the standard benefit plan requirements for such markets as set forth in New Jersey law. Based upon a review of the HMO plans offered in the large employer market, the Company believes the benefit plans it offers to this market are competitive with other plans and can be customized to meet the needs of particular large employers. In addition, the Company has established a Preferred Provider Organization ("PPO") network to be marketed to employers, employer groups, third party administrators, insurance carriers, self-funded plans, trust funds, workers compensation carriers, and other payors. During 1996 the Company developed and began marketing a Point-of-Service ("POS") product. In general, a POS plan allows Members to utilize non-participating physicians and in some cases, other non-participating providers, at an additional charge and subject to certain deductibles and coinsurance. By December 31, 1996, approximately 69% of the Company's 4,074 enrolled subscribers (hereafter Members) were enrolled in the POS product.

      In August 1995, the Company obtained reinsurance from an admitted reinsurer with a retention limit of $25,000 per Member per year to insure against covered catastrophic medical losses. The retention limit was raised to $35,000 on January 1, 1996. The maximum benefit recoverable from the reinsurer per member is $1,000,000 per period and $2,000,000 per lifetime. In 1996, the Company entered into an additional arrangement with a reinsurer to cover 100% of the out-of-network claims incurred related to the POS product. Such arrangements are required by New Jersey regulations as preconditions for underwriting POS products. The Company is currently renegotiating an extension of the POS reinsurance contract which expires on March 31, 1997. At December 31, 1996, approximately 74% of the Company's direct premiums earned came through POS products.

THE COMPANY'S HEALTH PLANS AND HEALTHCARE DELIVERY SYSTEM

      The Company has entered into Physician Participation Agreements with credentialed shareholders of the Company for the provision of physician services. These agreements are for an initial term of one year and are automatically renewable. Such agreements may be terminated by mutual consent upon ninety (90) days prior notice. The Company may also terminate the agreements for cause or upon 30 days prior notice if it proposes an amendment to the Physician Participation Agreement which is not accepted by the physician. In addition, the Company has entered into contracts with other physicians or physician groups to provide services to the Company and its Members, where the Company deems such to be necessary to provide high quality patient care or to meet competitive conditions. The Company may also contract with non-shareholder physicians who have begun their private practices within the last two years. Under the Physician Participation Agreements, participating physicians are paid pursuant to a pre-established fee schedule. Such physicians are prohibited from billing Members for services provided under the plan, except for any applicable co-payment or deductible.

      The Company has contracted with acute care institutions and intends to enter into contracts with various other non-physician providers. The Company delivers necessary preventive, diagnostic, therapeutic, and rehabilitation healthcare services to its Members by contracting with qualified non-physician providers. These contracts provide for reimbursement at pre-determined rates on a discounted fee-for-service basis and prohibit these providers from billing Members for any services paid under the plan, except for applicable co-payments or deductibles.

      The Company's health plans consist of HMO and POS plans for the small business marketplace (less than 50 employees) and the large business marketplace (50 or more employees), offered on a fully-insured basis, subject to certain co-payments, where the Company bears the risk for incurred medical costs in exchange for premiums paid. Members receive comprehensive medical coverage for a prepaid fixed monthly premium. The plans offered meet the standard benefit plan requirements as set forth in New Jersey Laws and Regulations. Generally, the products are distinguished from one another by the amount of the applicable co-payment and prescription rider. The Company had 4,074 members enrolled as of December 31, 1996.

      Premium rates are fixed for a twelve-month period. Rate increases must be submitted to the New Jersey Department of Banking and Insurance and there can be no assurance that rate increases will be accepted without objection. Such increases are generally effective on the renewal date of the policyholder's policy. Renewal dates vary among policyholder groups. The Company utilizes a system of rating adjusted by class with respect to groups of 50 or more Members and a community rating system for small groups (2 - 49 Members) in determining its rates for various employers in the proposed service area. Accordingly, rates can vary among employer groups for coverage under the same Company plan. Proposed rates for basic healthcare coverage required by New Jersey must be submitted to the New Jersey Department of Banking and Insurance and the New Jersey Small Employer Health Benefit Board.

      Under the Company's prepaid health plans, each new Member is required to select a Primary Care Physician from a directory supplied by the Company. All medical care thereafter received by the Member, including specialist and hospital care, is coordinated by the Primary Care Physician who is familiar with the Member's history. Pre-authorization is required for non-emergency hospital admissions, diagnostic and selected outpatient procedures. Such pre-authorization is obtained in accordance with pre-established guidelines developed by management in conjunction with physicians in the respective specialty areas. Variations from pre-established protocols are evaluated by peer physicians. Management believes that such physician-to-physician consulting results in a high quality of care for its Members. Except for co-payments and applicable deductibles, the Company covers all other charges for treatment at emergency rooms of non-participating hospitals in the event of a medical emergency or urgently needed services.

      The Company has established comprehensive utilization management protocols and quality assurance standards. Management believes that through a combination of effective utilization management and quality assurance standards, the Company can contain medical expenses while providing quality healthcare. The Utilization Management Program is designed to objectively monitor and evaluate the use, cost and quality of medical services provided by the Company's physicians and other healthcare consultants and facilities. The goal is to efficiently use available healthcare resources and to ensure that care is medically appropriate. The Program operates the direction of the Chief Medical Officer and the Utilization Management Committee and is staffed by licensed healthcare professionals who review, monitor and manage healthcare services rendered to Members and by non-licensed individuals who support the business operations of the program. In addition to practice guidelines developed in conjunction with physicians, the use of a Primary Care Physician for the direction of care for Members and preauthorization for non-emergency hospital admissions, diagnostic and selected outpatient procedures, the program includes concurrent and retrospective review. The concurrent review enables the Company to identify situations where medical services can be provided in alternative care settings and includes discharge plans. The retrospective review is performed on all physicians and other healthcare providers to identify unauthorized or unnecessary healthcare services, evaluate appropriateness of services and to gather detailed financial and clinical data to track utilization for reporting and trending purposes.

      The Company has implemented a Quality Assurance Program which entails policies and procedures, some of which are summarized as follows. To ensure physicians meet the standards for participation, a thorough review of credentials and qualifications is conducted. The standards for participation include, but are not limited to, graduation from a Medical or Osteopathic School and licensure, hospital admitting privileges in a hospital under contract with the Company, work history, professional liability coverage, documentation of specialty credentials, an unrestricted Drug Enforcement Agency and Controlled Dangerous Substance Certificate and an absence of sanctions from the State Board or other governmental agencies. Physicians will be recredentialed at least once every two years, which will include review of pertinent data from Member complaints, Member satisfaction surveys, performance evaluations, peer review medical record reviews, and the Utilization Management and Quality Assurance Programs.

      Member and physician satisfaction will be assessed annually through surveys, with dissatisfaction analyzed and the appropriate corrective actions taken. Standards for access to and continuity of care, as well as for medical documentation will be developed. Quality measurement studies on specific topics will be conducted on an ongoing basis and education of physicians and other healthcare providers on general and emerging quality issues will also be provided on an ongoing basis. In addition, an annual written report of the Quality Assurance Program activities will be prepared, including indicator trending and possible areas for improvement in the quality of care and service. A grievance procedure has been established for resolution of disputes regarding plan benefits, delivery of services or the Company's operations.

      Each participating physician is required to carry current malpractice insurance coverage. The minimum acceptable level as set by the Company is $1 million per incident and $3 million in the aggregate for any given calendar year. In addition, the Company carries contingent medical malpractice liability coverage.

MARKETING

      The Company uses a number of marketing techniques to attract and retain Members, key elements of which are : advertising and public relations, brokerage sales, and Member Services. As discussed more extensively in "Management's Plan of Operations", the Company has also developed several private label products whose marketing will be coordinated with local medical communities. These latter initiatives were not expected to contribute materially to the Company's premium revenues or net income before 1997.

      The Company retained an advertising / public relations firm to design advertising material and a media plan. All marketing efforts stress the Company's message that Members of the HMO have access to a large pool of physicians, and that physicians - not laypersons- make medical decisions for Members.

      The Company's sales efforts have been and will continue to be directed at mid-sized businesses (50 - 500 employees) and small businesses (fewer than 50 employees). Sales are handled primarily by brokers. During 1996, the Company shifted its sales strategy from direct sales to broker-driven sales as part of the capital preservation strategy to reduce expenses described in more detail in "Management's Plan of Operations".

      Member Services provides customer service to Members, employers who are policyholders and brokers and consultants. All Member Service activity is continually monitored for accuracy, courtesy and promptness. The mission of the Member Services Department is to ensure that the Members' welfare comes first, and to further the Company's goal of providing the highest quality medical care.

TRADEMARKS

      The Company received federal trademark registration for its name, for the acronym PHPNJ and for the stylized "P" logo, which contains a cut-out in the shape of New Jersey.

INDUSTRY ANALYSIS

      An HMO is a healthcare delivery system providing a broad range of services to an enrolled population in return for a premium paid in advance. Unlike most traditional health insurance programs, which pay bills or reimburse subscribers for covered benefits, HMOs actually provide or arrange for the provision of medically necessary and appropriate medical, hospital, emergency and preventive care. In particular, HMOs stress preventive healthcare so members may avoid unnecessary hospitalization and medical procedures, two primary reasons for escalating healthcare costs. The goal of an HMO is to provide access to quality healthcare while containing healthcare costs.

      The Company competes with other prepaid health plans and with traditional health insurers in its geographic area, as well as with self-insured programs, physician practice associations and other managed care entities. As of December 31, 1996, the New Jersey commercial HMO market consists of twenty-one (21) organizations; eleven (11) of which have been operational for at least three (3) years.

      The Company believes the most significant differences among competing healthcare plans are the extent of covered services, the cost of coverage, the degree of access to healthcare providers, and the perception of the convenience and quality of care delivered to enrollees. Premiums negotiated with employers, fee schedules negotiated with hospitals, physicians and other providers, the scope of benefits offered, unique benefit design and access to physicians and hospitals constitute the principal methods of competition.

      The goals of the Company are to offer the highest quality medical care through a broad range of physicians and to ensure access to care for the Company's Members. The Company addresses the concerns raised by patients and their doctors that many of the existing managed care plans take medical decisions away from the physician and place them under the control of the insurance company. The Company places control of medical decisions in the hands of the physicians, who collaborate in developing quality assurance and utilization management guidelines.

      The adoption of any state and/or federal healthcare reform may significantly change the competitive healthcare environment in New Jersey. Depending on the form and extent of such reform, managed care organizations (HMOs, PPOs and insurers with managed care subsidiaries) may significantly increase market share as more and more individuals will likely obtain health insurance through HMOs and other managed care entities.

GOVERNMENT REGULATION

      HMOs are subject to extensive regulation. Among areas regulated are the scope of benefits required to be made available to Members, reserves required to be maintained, plan design, procedures for review of quality assurance, enrollment requirements, the relationship between the HMO and its physicians and other healthcare providers and the financial condition of the HMO. A COA to operate as an HMO is required in New Jersey.

      Legislation enacted by New Jersey includes provisions to enroll individuals and, to some extent, small groups or be subject to assessments if market share quotas are not achieved. In addition, New Jersey has mandated standard benefit packages to be sold to these markets and has regulated the rates that may be charged as well as the methodology to be used in developing the rates. The Company has designed products to meet these requirements. Other provisions include guaranteed issue and renewability, without regard to utilization, as well as minimum medical loss ratios, participation and contribution requirements. Other restrictions and requirements could be imposed that would affect HMO operations generally, the products offered by the Company or other aspects of healthcare. Such restrictions might result in additional burdens and costs to the Company.

      Under New Jersey law, an HMO must satisfy a minimum net worth requirement of $1,500,000 to obtain a COA and must establish a restricted deposit of $300,000 with the New Jersey Department of Banking and Insurance. In addition, a New Jersey HMO must maintain a reserve equal to a portion of its estimated claims. If the Company should fail to meet the foregoing deposit and minimum net worth requirements, the Company's COA might be revoked.

      Both federal and New Jersey law prohibit physicians from paying or receiving any remuneration, directly or indirectly, for the referral of a patient. In addition, state law (with certain exceptions) and federal law, under certain defined circumstances, prohibit referral by a physician to a health care entity in which the physician or his immediate family has a financial interest. The Company believes that neither the Company nor its physician shareholders are in violation of either the federal or New Jersey law as a result of the operation of or participation in the Company's HMO. To the extent that physicians refer patients to other physicians, the referring physicians receive no remuneration from such referral. Moreover, the Company does not require or encourage physicians to refer patients to entities in which they have a financial relationship. Bills have been introduced in Congress and in the New Jersey Legislature to expand the breadth of anti-referral and anti-kickback prohibitions, and it can be expected that other such proposals may be made in the future.

      Antitrust concerns have become central issues in the new managed care environment of the health care industry. Whenever physicians or other healthcare providers join together to form ventures for the delivery of healthcare services, antitrust issues may be present. The Company has attempted to take all steps possible to minimize any antitrust risk. Nevertheless, the law in this area is unsettled and very fact specific.

      In addition, it is impossible to predict whether further federal and/or state legislation will be adopted or to quantify the impact that such legislation might have on the healthcare delivery system and the Company.

      In the June 30, 1996 Quarterly Statement filed with the New Jersey Department of Banking and Insurance, the Company reported a loss of $4.86 million for the six-month period then ended. State regulations require the

Department of Banking and Insurance to meet with management of any HMO reporting two consecutive quarters of operating losses and to work with that management to determine (a) the cause for the loss, (b) the strategy to reverse the loss, and
(c) the projected impact of that strategy on the HMO's net worth. The Company's leadership met with the Department of Banking and Insurance in September 1996, sharing the strategies and projections described in "Management's Plan of Operation". The Company has filed all required information with the Department of Banking and Insurance subsequent to the September 1996 meeting, and the Company continues to report progress on those strategies to the Department of Banking and Insurance.

EMPLOYEES

      The Company presently has no full-time employees. Under the Management Agreement, MGM or independent subcontractors arranged through MGM provide all management and administrative services necessary for the development and operation of the Company.

ITEM 2 : DESCRIPTION OF PROPERTY

      The Company's corporate headquarters are comprised of approximately 28,000 square feet of office space in an office building located in Princeton Pike Corporate Center, 1009 Lenox Drive, Building 4, in Lawrenceville, New Jersey. The initial six-year lease (which has an option to renew) expires on May 1, 2001 and includes an annual base rent of $131,250 commencing in month seven of the first year and increasing in steps to $561,060 during 2000. Effective October 1, 1996, the Company assigned the lease to NJSMU and sub-leased approximately 9,000 square feet for Company use under terms consistent with the original lease.

ITEM 3 : LEGAL PROCEEDINGS

      The Company is not involved in any legal proceedings.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No issues were submitted to a vote of shareholders during 1996. The Company's 1995 Form 10-K describes the Company's Annual Meeting of December 16, 1995.


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

      There is no public market for the common stock of the Company. The Company's shares may only be purchased by eligible purchasers, which are physicians who are licensed to practice medicine and surgery in New Jersey and who are actively practicing. Each eligible purchaser is limited to one share. The By-Laws of the Company prohibit the transfer of stock to any person or entity, to ensure that only physicians participating in the network maintain ownership in the Company. However, the By-Laws do provide for mandatory redemption by the Company in exchange for the book value of the stock upon the occurrence of certain events, such as death, retirement, disability, loss of medical license, cessation of practice in New Jersey and termination of an effective Physician Participation Agreement. Discretionary redemption by the Board of Directors is also permitted. However, the Company may not be permitted to redeem a share if the Company is insolvent or if doing so would cause the Company to be in a precarious financial condition, as determined by the Board of Directors.

      Additionally, after a physician meets the eligibility criteria and purchases stock, he or she must be credentialed. The Physician Participation Agreement is expressly conditioned on the physician being credentialed. If the physician is not initially credentialed, the physician agrees that his or her stock shall be redeemed by the Company for the purchase price paid, without interest. If the Company has not made a decision regarding the initial credentialing of a shareholder within twelve (12) months of the Company's receipt of such shareholder's purchase price, upon request of such shareholder, the Company will redeem such stock for the purchase price, without interest.

      The Company has not paid any dividends and does not intend to pay dividends for the foreseeable future. Earnings, if any, will be retained for use in the operation and expansion of the Company's business. Additionally, the Company must obtain approval from the New Jersey Department of Banking and Insurance prior to declaring any dividends.

ITEM 6. MANAGEMENT'S PLAN OF OPERATION

      The Company is a New Jersey corporation, formed on January 10, 1994 under the sponsorship of private practicing physicians for the purpose of developing a statewide, physician-owned HMO.

      On March 4, 1994, the Company commenced an Initial Offering on an intra-state basis for the purpose of raising capital necessary to fund operations until the Company received its COA and subsequently to fund operational deficits until such time as the Company begins operating at a profit. In 1996, the Company completed a Second Offering (on an interstate basis) for the purpose of expanding the Company's existing network of physicians, expanding the Company's programs and infrastructure and enhancing the Company's capital position. All net proceeds of these Offerings were added to the Company's working capital.

      As of December 31, 1996, the number of shares outstanding from the Initial Offering and the Second Offering is 4,636, resulting in net paid-in capital of $23,793,436. More than 90% of the physician shareholders have completed the credentialing process and have executed Physician Participation Agreements. Management believes that substantially all of the remaining physicians will complete the credentialing process and will meet the standards for participation in the Company's network.

      The Company's COA to operate as an HMO in five counties in New Jersey, (Bergen, Essex, Hudson, Passaic, and Union) was approved on August 28, 1995. The Company commenced marketing its HMO plans to persons living in the five county area in November, 1995. An amendment to its COA to expand its service area to cover the entire State of New Jersey was approved on January 29, 1996. The Company was not permitted to solicit business in the remaining counties of New Jersey until the COA amendment was approved.

      Costs incurred by the Company for the year ended December 31, 1995 were $5,378,098. Included in the amounts above were costs associated with developing the Company's contracts, establishing a competitive rate structure, developing marketing strategies, developing system interfaces, obtaining insurance, recruiting appropriate staff and general operations. During 1995 investment income of $709,742 was the primary source of revenue for the Company.

      During 1996 the Company generated substantially greater premium revenues as enrolled member-months increased from 27 to 18,891. Little if any of this increase was attributable to price increases since the Company committed during 1996 to freezing premium levels through July, 1997 as a competitive measure. The majority of this membership (approximately 69%) enrolled in the Company's POS product. Much of that growth in membership came during the fourth quarter of 1996. The fourth quarter membership growth, coupled with predictable delays in provider claim filing produced a materially higher Incurred But Not Reported
(IBNR) claims liability at December 31, 1996.

      During 1996 the Company incurred expenses in various administrative categories (Professional services, and General and administrative) that were approximately $2,000,000 higher than in the prior year. Occupancy, depreciation and amortization increased approximately $750,000. Most of that increase came in depreciation on property, plant and equipment acquired during the second half of 1995 and the first half of 1996. Most of the remaining increase came in marketing expenses associated with the Company's advertising program to gain public awareness after receiving the expanded Certificate of Authority in January, 1996. Compensation and benefits increased approximately $1,250,000 as the Company hired upper management and sales personnel with managed care experience in the fourth quarter of 1995 and early in 1996.

      No tax benefit for losses has been recognized in the financial statements because the realization of such benefits would be dependent upon achieving future operating profits, which cannot be reasonably assured.

      By April 1996, the Company's leadership recognized the impact of changing market conditions, coupled with attendant network, pricing and product issues. The negative impact of these factors was reflected in the Company's Quarterly Statement for June 30, 1996, filed with the New Jersey Department of Banking and Insurance, reporting an unaudited six-month loss of approximately $4,800,000. A more detailed description of the Company's subsequent interaction with the Department of Banking and Insurance is contained in "Government Regulations". The Company's leadership responded to that loss with a three-part strategy to improve operating results. That strategy was reported to the Department of Banking and Insurance in September 1996.

      The three components of that strategy were: (a) capital preservation, (b) marketing and sales, and (c) new product initiatives. "New product initiatives" included private label product marketing coordinated with local medical communities. These initiatives were not expected to contribute materially to the Company's premium revenues or net income before 1997. For each of these product offerings the Company and its local market partners will develop and market a three-tiered product line centered on a PHO-HMO offering tied to the local provider network and jointly marketed by the Company and the local provider network. The Company will retain ownership and responsibility for contracting and managing the broader provider networks under these arrangements. The local market partners will recruit and contract both physicians and hospitals for the PHO-HMO product offering, and will manage a local provider relations function. One private label product is already operational and has enrolled more than 200 members, while another private label product awaits approval from the Department of Banking and Insurance.

      The Company has also scheduled a Medicare product to become operational in 1997 or 1998. The Medicare product is projected to contribute to plan membership, revenues and net income beginning in 1998. The Medicare product has not yet been filed with the Health Care Financing Administration, but that filing should be completed before June 30, 1997.

      Within the "capital preservation" strategy the Company leadership acknowledged membership goals were not being met and expenses were being incurred in excess of the Company's revenues. The Company leadership implemented a new staffing model which reduced monthly salaries and compensation expense beginning in September, 1996. Staffing was first reduced from 49 to 33 employees, and then subsequently to 28, with sales converted from an employed sales effort to a broker-driven sales effort.

      As noted in the financial statements, an office lease obtained in 1995 was assigned to NJSMU with one-third of the space sub-leased by the Company, effective October 1, 1996. For 1996 the assignment-sublease arrangement saved the Company approximately $88,000. The advertising budget was reduced from $188,000 to $56,000 per month.

      With 1996 being its first operational year as an HMO, the Company has accomplished several critical achievements. The Company has assembled and contracted a strong provider network offering extensive access to employers and Members; that network now includes 5572 physicians and 82 hospitals. Based on the strategic initiatives begun in September, 1996, the Company has reduced its administrative expenses and reduced its operating losses. The Company has developed and successfully marketed new products such as the POS plans across the state of New Jersey. Other new products, ranging from the private label products to a Medicare product, are positioned for launch and marketing in 1997 and 1998. The Company has adopted, implemented and staffed a broker-driven sales strategy, resulting in significantly higher new enrollment from the fourth quarter of 1996 forward. Despite these strategies, the Company continued to incur losses through the fourth quarter of 1996 and into the first quarter of 1997. The very competitive nature of the New Jersey managed care marketplace continues to present ongoing challenges to the Company's ability to achieve the subscriber (enrolled member) levels necessary to generate acceptable levels of profitability. Management believes the Company has sufficient capital to fund operations over the next twelve months. During that period the Company will continue to consider alternative sources of capital and other strategies for meeting its growth objectives, including, without limitation, third-party partnering opportunities, additional equity financings and mergers or acquisitions.

ITEM 7. FINANCIAL STATEMENTS

      The financial statements of the Company as required by this item are submitted as a separate section of this report. Reference is made to the Index of Financial Statements hereafter contained on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      No change in accountant and/or disagreements on any matter of accounting principles or financial statement disclosures have occurred within the last two years.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

               Directors and Executive Officers of the Registrant

      The following table lists the Company's current Board of Directors and executive officers, their ages and the positions held with the Company.


                                                                                DATE APPOINTED AS    DATE ELECTED
                 NAME                     AGE               TITLE               INTERIM DIRECTOR     AS DIRECTOR       TERM
                 ----                     ---               -----               -----------------    ------------      ----

Joseph Billotti, M.D.                     49     Chairman of the Board and
                                                 President                            1/94              12/95         3 years
Rajendra Prasad Gupta, M.D.               48     Vice Chairman and
                                                 Director                             1/94              12/95         3 years
Raymond Kenny, M.D.                       41     Secretary and Director               1/94              12/95         3 years
Bessie Sullivan, M.D.                     55     Treasurer and Director               1/94              12/95         3 years
Stanley Bloom, M.D.                       58     Director                             1/94              12/95         1 year
William F. Brennan, D.O.                  49     Director                             4/95              12/95         3 years
Lee Hindin, M.D.                          46     Director                               -               12/95         1 year
Alexander R. Horowitz, M.D.               54     Director                             6/94              12/95         2 years
Louis Keeler, M.D.                        64     Director                             8/94              12/95         1 year
Linda Korman, M.D.                        45     Director                             1/94              12/95         1 year
Stephen P. Landauer, M.D.                 39     Director                             1/94              12/95         1 year
Mark Levey, M.D.                          59     Director                             1/94              12/95         1 year
Martin S. Levine, D.O.                    42     Director                             4/95 *            12/95         1 year
Nancy L. Mueller, M.D.                    47     Director                             1/94              12/95         2 years
Mark T. Olesnicky, M.D.                   54     Director                             9/94              12/95         2 years
Emmons G. Paine, M.D.                     67     Director                            10/94              12/95         3 years
Fred M. Palace, M.D.                      61     Director                             3/95 *            12/95         2 years
Barry Prystowsky, M.D.                    42     Director                             3/95              12/95         2 years
Thomas R.C. Reutter, Jr., D.O.            57     Director                             1/94              12/95         2 years
Henry D. Rosin, M.D.                      65     Director                             1/94              12/95         3 years
Ian Samson, M.D.                          57     Director                             1/94              12/95         2 years
David L. Sirota, D.O.                     57     Director                             1/94              12/95         2 years
Vincent J. Vivona, D.O., J.D.             47     Director                             1/94              12/95         2 years

* Nonvoting during the interim period.

JOSEPH BILLOTTI, M.D., has conducted a private medical practice in Orthopedic Surgery in Bergen County, New Jersey since 1978. Dr. Billotti is a Diplomate of the American Board of Orthopedic Surgery, Fellow of the American Academy of Orthopedic Surgeons, and is a Fellow of the American and International College of Surgeons. Dr. Billotti is a member of the Federal Health Care Financing Administration Advisory Committee. He served as a Delegate for the State of New Jersey Medical Society, and was a member of the Board of Directors of the New Jersey State Orthopedic Society. Dr. Billotti was the Medical Director of the Valley Regional Medical Center and a Clinical Assistant Professor of Orthopedic Surgery at the University of Medicine and Dentistry of New Jersey. Dr. Billotti is a member of the Bergen County Medical Society, the American Medical Association, the Eastern Orthopaedic Society, and the American College of Managed Care, Inc.

RAJENDRA PRASAD GUPTA, M.D., has conducted a private medical practice in Gastroenterology since 1979 in Mercer County, New Jersey. Dr. Gupta is a Diplomate of the American Board of Internal Medicine and Gastroenterology and is a Fellow of the American College of Gastroenterology, the American College of Utilization Review, the International College of Physicians, and the American College of Physicians. Dr. Gupta is immediate past President of the Medical Staff at Mercer Medical Center, past-member of the Board of Directors of Mercer Medical Center, Chairman of the Department of Medicine at Mercer Medical Center, and is a Clinical Assistant Professor at University of Medicine and Dentistry of New Jersey, Robert Wood Johnson Medical Center. Additionally, Dr. Gupta is a past President of the Mercer County Medical Society, Healthpath of Mercer County IPA, and Mercer Medical Center Physician Hospital Organization. Dr. Gupta is a member of the Board of Trustees of The Medical Society of New Jersey. He is also a member of the Princeton Preferred Executive Board.

RAYMOND KENNY, M.D., has conducted a private medical practice in Gastroenterology in Essex County, New Jersey since 1986. Dr. Kenny is Board Certified in Internal Medicine and Gastroenterology. Dr. Kenny is a Fellow of the American College of Physicians and the American College of Gastroenterology. He currently serves as the American College of Gastroenterology's New Jersey Governor, and was President of the New Jersey Gastroenterological Society. Dr. Kenny is a member of the Medicare Carrier Advisory Committee and has served on the Executive Council of the American College of Physicians' New Jersey Chapter.

BESSIE SULLIVAN, M.D., has conducted a private medical practice in Rheumatology, Allergy and Immunology in Central New Jersey since 1974. She is a Diplomate of the American Boards of Internal Medicine, Rheumatology, and Allergy and Immunology. Dr. Sullivan is a Clinical Associate Professor of Medicine at the University of Medicine and Dentistry of New Jersey. She is also a founding Fellow of the American Rheumatology Association. She served as Vice President of the New Jersey Chapter of the Arthritis Foundation, was a member of its Executive Committee, and continues to serve on its Board of Governors and its Medical and Scientific Committee, and she has served as Chairperson of several of the Chapter's other committees. Dr. Sullivan served as President of the Medical Staff at Muhlenberg Regional Medical Center from 1992-1993, has served as Chairperson of Muhlenberg's Medical Records Committee, and as a member of its Executive Committee and the Planning Committee of its Board of Trustees. She was the Chairperson of the Legislative Council of the New Jersey Medical Society and is currently a member of its House of Delegates, Consultant to the Board of Trustees, and the Board's Strategic Planning Committee. From 1990-1991, she served as President of the Union County Medical Society. Dr. Sullivan is a member of the Board of Governors of the Medical Inter-Insurance Exchange of New Jersey and serves on its Board's Strategic Planning and Audit Committees.

STANLEY BLOOM, M.D., has conducted a private medical practice in Urology in Essex County, New Jersey since 1970. He is a Board Certified Urologist and a Fellow of the American College of Surgeons. Dr. Bloom is a member of the Essex County Medical Society, the American Urological Association and the Society of Endolaparoscopic Surgeons. He is also past Chairman of the Department of Surgery at East Orange General Hospital, and of the Departments of Urology at St. Barnabas Medical Center and East Orange General Hospital.

WILLIAM F. BRENNAN, D.O., has conducted a private medical practice in Family Medicine in Gloucester County since 1980. Dr. Brennan is Board Certified in Family Practice by the American Osteopathic College of Family Practice. In 1995, Dr. Brennan was appointed Clinical Associate Professor of Family Practice at the University of Medicine and Dentistry of New Jersey - School of Osteopathic Medicine. Dr. Brennan is a Delegate to the New

Jersey Osteopathic House of Delegates. In addition to his private practice, Dr. Brennan formerly served as Medical Director of the Gloucester County's Sheriff's Medical Department. Dr. Brennan has also served as school physician for the Cherry Hill school district and as a medical officer in the United States Navy.

LEE HINDIN, M.D., conducted a private practice in psychiatry in Essex County from 1982-1995. Since 1995 his practice has been in Passaic County. Prior to that, he was an instructor at the University of Medicine and Dentistry of New Jersey. He is Board Certified in Psychiatry by the American Board of Psychiatry and Neurology. He is a member of the American Psychiatric Association, the New Jersey Psychiatric Associates, American Society of Addiction Medicine, and American Academy of Psychiatrists in Alcoholism and Addictions. He is founder and Medical Director of Creative Intervention for Mental Health and Chemical Dependency. He has been the Associate Medical Director of the Department of Psychiatry, Medical Director of the Division of Drug and Alcohol Services, and is currently on the Medical Board of St. Barnabas Medical Center.

ALEXANDER R. HOROWITZ, M.D., has conducted a private practice in Pediatrics in Madison, New Jersey since 1977. Dr. Horowitz is a Diplomate of the American Board of Pediatrics and the American Board of Quality Assurance and Utilization Review Physicians. He is past Chairman of the Pediatric Audit Committee at Overlook Hospital and the Joint Patient Care Committee at Morristown Memorial Hospital. He has served as a utilization reviewer at both institutions. He is an Instructor of Clinical Pediatrics at the College of Physicians and Surgeons, Columbia University, New York. He holds and has held multiple positions in the Morris-Somerset IPA.

LOUIS KEELER, M.D., has conducted a private practice in Urology in Camden County since 1967. He is Board Certified and a member of the American Urologic Association. He is immediate past President of the Medical Society of New Jersey. Dr. Keeler is a Clinical Associate Professor of Urology at Thomas Jefferson University in Philadelphia. He has been President of the Camden County Medical Society and President of the Medical Staff of Our Lady of Lourdes Medical Center in Camden, New Jersey.

LINDA KORMAN, M.D., has conducted a private practice in Internal Medicine in Central New Jersey since 1985. She practices Internal Medicine in Edison with an emphasis on preventative medicine. She is Board Certified in Internal Medicine by the American Board of Internal Medicine. She served on the Board of Trustees of the Middlesex County Medical Society. Dr. Korman was recently appointed Vice President of their Public Relations Committee. She is a member of the American Medical Association and the American Board of Internal Medicine. The SUNY Health Science Center appointed Dr. Korman as Clinical Assistant Professor of Medicine. She is Medical Director of Family Medical Group and has also been Medical Director and Consultant for several wellness programs.

STEPHEN P, LANDAUER, M.D., has conducted a private medical practice in Anesthesiology in Sussex County, New Jersey since 1985. Dr. Landauer is Board Certified in Anesthesiology and is a Fellow of the American Society of Anesthesiology. He has served as Secretary of the Sussex County Medical Society, President of IPA of Northwestern New Jersey, and is a Director of Wescom Physician Hospital Organization. Dr. Landauer is the immediate past Chief of Medical Staff at Newton Memorial Hospital. He has served on the Utilization Review Committee and has performed Quality Assurance functions at Newton Memorial Hospital. Dr. Landauer also has served on the Legislative Council for the New Jersey State Medical Society.

MARK LEVEY, M.D., has conducted a private medical practice in Otolaryngology in Essex County, New Jersey since 1969. Dr. Levey is a Fellow of the American Academy of Facial, Plastic and Reconstructive Surgery, the American Academy of Opthalmology and Otolaryngology, the American College of Surgeons, and the American Society for Head and Neck Surgery. He is currently an Associate Clinical Professor of Surgery at the Robert Wood Johnson Medical School. Dr. Levey has served as Treasurer of the Medical Staff at Saint Barnabas Medical Center, and currently serves as Director of MetroWest IPA.

MARTIN S. LEVINE, D.O., has conducted a Family and Sports Medicine practice in Jersey City, New Jersey since 1983. Dr. Levine is currently President of the New Jersey Association of Osteopathic Physicians and Surgeons. He is the past National and New Jersey Delegate of the American College of Osteopathic Family Practitioners. Dr. Levine is the Assistant Clinical Professor of the Department of Family Practice at the University of Medicine and Dentistry of New Jersey School of Osteopathic Medicine.

NANCY L. MUELLER, M.D., has conducted a private medical practice in Neurology in Englewood, New Jersey since 1982. Dr. Mueller is Board Certified by the American Board of Quality Assurance and Utilization Review Physicians, and is Board eligible with the American Board of Psychiatry and Neurology. She has been an active member of the Utilization Review Committee of the Englewood Hospital since 1983. She is currently President-Elect of the Bergen County Medical Society and has been a member of its Board of Trustees since 1990. She has been a delegate to the Medical Society of New Jersey since 1988. She was appointed to the Transition Committee for the State of New Jersey Department of Health. She is a member of the State Medical Service Committee, as well as a reviewer and expert for the Professional Review Organization of New Jersey. She is a member of the American Academy of Neurology, the American College of Physicians and the American Women's Medical Association. She has been part of the National Health Care Advisory Board and is currently working as a bipartisan member of the Committee on National Healthcare for the Democratic National Committee. Dr. Mueller is presently serving on the Executive Board of Princeton Preferred.

MARK T. OLESNICKY, M.D., has conducted a private practice in Internal Medicine in Essex County, New Jersey since 1975. He is currently President of the Medical Staff of Saint Barnabas Medical Center, Livingston, New Jersey. He also serves as Trustee of the Medical Society of New Jersey as well as an Alternate Delegate to the American Medical Association. He is a Diplomat of the American Board of Quality Assurance and Utilization Review Physicians. Dr. Olesnicky has also served as President of the Essex County Medical Society and President of the Essex County Health Organization.

EMMONS G. PAINE, M.D., has conducted a private medical practice in Cardiology in Camden County, New Jersey since 1962. He has been past-president of the Camden County Medical Society, and has served on its Executive Committee for several years. Dr. Paine is a Diplomate of the American Board of Internal Medicine and is a Fellow of the American College of Cardiology. Dr. Paine has served on the Governor's Committee for Mobile Intensive Care Units from 1972 to 1975. He recently ended an eleven-year period as Chief of Cardiology of the West Jersey Health System, and he served as Chairman of West Jersey Hospital's Medical Subcommittee for Quality Assurance for nine years. Dr. Paine has also served on the Board of Trustees of West Jersey Hospital.

FRED M. PALACE, M.D., is an Attending Radiologist at Morristown Memorial Hospital, Morristown, New Jersey. He is Board Certified by the National Board of Medical Examiners, the American Board of Radiology and the American Board of Nuclear Medicine. He is a Fellow of the American College of Radiology and the American College of Nuclear Physicians. Dr. Palace is a former President of the Radiology Society of New Jersey. He is a past-President of the Medical Society of New Jersey. He is also a member of the Board of Directors of The New Jersey State Medical Underwriters and current Chairman of its Strategic Planning Committee.

BARRY PRYSTOWSKY, M.D., has conducted a private practice in Pediatrics in Nutley, New Jersey since 1984. Dr. Prystowsky is a Diplomate of the American Board of Pediatrics. Dr. Prystowsky is President of the New Jersey Pediatrics Society. He is on the Council of the American Academy of Pediatrics, New Jersey Chapter. Dr. Prystowsky has served as the Chairman of the New Jersey Medical Society Subcommittee on Violence Prevention. Dr. Prystowsky has also served as Chairman of the New Jersey Academy of Pediatrics Practice Management Committee. Dr. Prystowsky served on the Pediatric Clinical Advisory Committee at the New Jersey Department of Health. In addition, he currently serves on medical advisory committees for Blue Cross - Blue Shield, First Option, Pru-Care, and the Credential Committee for HMO Blue. He is Secretary of the Primary Care Physician of NJ IPA. Dr. Prystowksy also serves as a Clinical Assistant Professor of Pediatrics at the University of Medicine and Dentistry of New Jersey and has been appointed to the Governor's Task Force on Child Abuse.

THOMAS R.C. REUTTER, JR., D.O., has conducted a Family and Sports Medicine Practice in Gloucester County, New Jersey since 1969. He is a past President of the New Jersey Association of Osteopathic Physicians and Surgeons, and of the American Academy of Family Practice of New Jersey in Osteopathic Medicine. He sits on the Board of Executive Peer Review of New Jersey. He is a Fellow of the Academy of Family Practice, and a Board member of the Southern New Jersey Individual Practice Association. Dr. Reutter is a Clinical Assistant Professor in Family Practice at the University of Medicine and Dentistry of New Jersey School of Osteopathic Medicine. He is also the physician for Logan Township and Westville schools. In addition, Dr. Reutter is the team physician for Rowan College.

HENRY D. ROSIN, M.D., has conducted a private practice in Otolaryngology/Head and Neck Surgery since 1964. Initially practicing in Manhattan, he moved his practice to Bergen County, New Jersey in 1971. Dr. Rosin is a Diplomate of the American Board of Otolaryngology and is a Fellow of the American College of Surgeons, the American Academy of Ophthalmology and Otolaryngology, the American Society for Head and Neck Surgery, and the American Academy of Facial Plastic and Reconstructive Surgery. He served as Director of the Department of Otolaryngology at The Valley Hospital for eight years. He is a member of the New York Head and Neck Society, was the first President of the New Jersey Hospice Organization, and was Medical Director of the Northwest Bergen Hospice. Additionally, Dr. Rosin is a member of the American Medical Association, and of the Bergen County Medical Society, which he served as Trustee from 1980 to 1981. In 1990, Dr. Rosin became the first Chairman of the Bergen Passaic Physicians Political Committee. Dr. Rosin has been a member of the New Jersey Health Care Administration Board, having been appointed in 1995-1996. Dr. Rosin is the immediate past Chairman of the Board of Physician Healthcare Plan of New Jersey

IAN SAMSON, M.D., has conducted a private practice as a General and Vascular Surgeon in Ocean County, New Jersey since 1977. Dr. Samson is Chairman of the Carrier Advisory Committee to EXACT Blue Shield and President of Kimball Healthcare Providers, Inc. Additionally, Dr. Samson is past President of the Ocean County Medical Society, the Vascular Society of New Jersey, and the Society of South African Surgeons and Gynecologists of North America. He is past Chairman of the Department of Surgery of Kimball Medical Center, of the Committee on Senior Citizens of the Medical Society of New Jersey and of the Medical Society's Senior Citizens Task Force. Dr. Samson is a Fellow of the American College of Surgeons. He is a Diplomate of the American Board of Surgery, and has received a certificate of Special Competence in General Vascular Surgery.

DAVID L. SIROTA, D.O., has conducted a private medical practice in General Practice in Passaic and Essex Counties in New Jersey since 1972. He is currently Medical Director of the Out-Patient Department and Occupational Health Services at Holy Name Hospital. Dr. Sirota is a past President of the New Jersey Association of Osteopathic Physicians and Surgeons. He is an active member of the American Osteopathic Association and the New Jersey Association of Osteopathic Physicians and Surgeons. He was Director of Medical Education at Saddlebrook Hospital and is active in peer review activities.

VINCENT J. VIVONA, D.O., J.D., has conducted a private medical practice in Cardiology in Ocean County, New Jersey since 1979. Dr. Vivona is a Diplomate of the Board of Internal Medicine (1996). He is also a lawyer currently admitted to the New Jersey and Pennsylvania bars. He is a Fellow of the American College of Legal Medicine and an Adjunct Instructor in Healthcare Law at Ocean County College.



                              Significant Employees

The Company presently has no full-time employees. Medical Group Management, Inc. ("MGM") provides the services required pursuant to the Management Agreement with the Company through its own employees, or through contractual arrangements with its affiliates and other third parties.

The Executive Officers of MGM are as follows :

          NAME                AGE                       TITLE
          ----                ---                       -----
Daniel Goldberg               49             Chairman of the Board
Ken Koreyva                   41             Vice President, Chief Financial
                                             Officer
Joseph Billotti, M.D.         49             Acting Medical Director

DANIEL GOLDBERG, CHAIRMAN OF THE BOARD OF MGM, has over 20 years of experience in the legal and insurance aspects of the health care industry. He also serves as Chairman and CEO of New Jersey State Medical Underwriters ("NJSMU"), the parent company of MGM. Prior to joining NJSMU in 1990, Mr. Goldberg was Senior Vice

President at Jardine, Emmet & Chandler, Inc., a reinsurance intermediary, from 1989 - 1990. He also served as Vice President and General Counsel at the Albert Einstein Health Care Foundation in Philadelphia, Pennsylvania from 1985 to 1989, where he managed all professional liability insurance litigation for the hospital and its faculty. Mr. Goldberg has also provided counsel to major teaching hospitals, physician groups and specialty societies. He is author of numerous articles in the healthcare field.

KEN KOREYVA, CHIEF FINANCIAL OFFICER OF MGM, is responsible for the day-to-day financial and operational matters of the Company. He also serves as Vice President of NJSMU. Prior to his current position, Mr. Koreyva had more than 13 years of financial services experience at Coopers and Lybrand. He was an Audit Partner in Coopers and Lybrand's Philadelphia office and also the partner assigned to the actuarial consulting group, with responsibility for all accounting, auditing and reporting involved in mergers, acquisitions and divestitures. He focused on providing technical expertise to the insurance industry and spent three years at Coopers and Lybrand's national office in New York. A native of New Jersey, Mr. Koreyva received his undergraduate degree from Rider University.

JOSEPH BILLOTTI, M.D., ACTING MEDICAL DIRECTOR, has conducted a private medical practice in Orthopedic Surgery in Bergen County, New Jersey since 1978. Dr. Billotti is a Diplomate of the American Board of Orthopedic Surgery, Fellow of the American Academy of Orthopedic Surgeons, and is a Fellow of the American and International College of Surgeons. Dr. Billotti is a member of the Federal Health Care Financing Administration Advisory Committee. He served as a Delegate for the State of New Jersey Medical Society, and was a member of the Board of Directors of the New Jersey State Orthopedic Society. Dr. Billotti was the Medical Director of the Valley Regional Medical Center and a Clinical Assistant Professor of Orthopedic Surgery at the University of Medicine and Dentistry of New Jersey. Dr. Billotti is a member of the Bergen County Medical Society, the American Medical Association, the Eastern Orthopaedic Society, and the American College of Managed Care, Inc.

      There are no familial relationships among the directors of the Company and/or the significant employees of MGM.

ITEM 10. EXECUTIVE COMPENSATION

      Currently no director or executive officer of the Company receives any remuneration for serving as a director or executive officer. In the future, members of the Board of Directors and committees may receive reasonable meeting attendance fees and reasonable reimbursement for actually incurred expenses. Likewise, in the future, directors and committee chairpersons of the Company who devote substantial time away from their medical practices for corporate activities may receive a stipend.

      Given the Management Agreement with MGM, the Company has no full-time employees. Please refer to Note 3 to the Financial Statements for the terms of the Management Agreement.

      On March 13, 1997, the Board agreed to reimburse Dr. Rosin, the former Chairman, $100,000 for his loss of income and out-of-pocket expenses incurred during his term as Chairman. Such amount has been reflected in the 1996 Statement of Operations.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      With the exception of the Class F and G Director(s), each of the directors and officers of the Company owns one share of stock of the Company. The Board's intention is that all future directors, with the exception of Class F and Class G directors, will be required to own one share of stock. Neither MGM, nor any of its employees, own any Stock of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Each shareholder of the Company executes a Physician Participation Agreement for the provision of healthcare services to the Company's Members. Accordingly a large portion of the claims payable and incurred medical costs are due to shareholders. As of December 31, 1996, over 90% of the shareholders have been credentialed and have executed such agreements. From the Initial Offering, 3398 physicians or approximately 96% of the shareholders have been credentialed and have executed agreements. From the Second Offering, 824 physicians or approximately 73% of the shareholders have been credentialed and have executed agreements. As providers delivering services to Members, the shareholders of the Company receive compensation in an amount equal to the predetermined rates for physician services provided. In addition, certain shareholders may have an interest in free-standing facilities with which the Company has contracted or will contract in the future.

      Furthermore, the Company has marketed, and will continue to market, its HMO and POS plans to employers and individuals throughout New Jersey, including physicians who are shareholders and directors of the Company. At December 31, 1996, approximately 1400 members or 34% of the Company's membership related to shareholders who have placed their medical practices' health insurance with the Company.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

      Reference is made to the Index of Exhibits hereinafter contained on page E-1.

(B) REPORTS ON FORM 8-K

      None were filed during the fourth quarter of 1996.

                                   SIGNATURES


      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   PHYSICIAN HEALTHCARE PLAN OF NEW JERSEY, INC.

                                   BY :          JOSEPH BILLOTTI, MD
                                        ----------------------------------------
                                               Joseph Billotti, M.D.
                                                     President

        KEN KOREYVA
------------------------------                    ------------------------------
        Ken Koreyva
   Chief Financial Officer
Medical Group Management, Inc.


                             DATED : March 28, 1997

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                                   TITLE                      DATE
---------                                   -----                      ----

JOSEPH BILLOTTI, M.D. ______        Chairman of the Board and          March 28,1997
Joseph Billotti, M.D.               President

RAJENDRA PRASAD GUPTA M.D.          Vice Chairman and Director         March 28,1997
Rajendra Prasad Gupta, M.D.

RAYMOND KENNY, M.D.  ___            Secretary and Director             March 28,1997
Raymond Kenny, M.D.

BESSIE SULLIVAN, M.D.______         Treasurer and Director             March 28,1997
Bessie Sullivan, M.D.

STANLEY BLOOM, M.D.______           Director                           March 28,1997
Stanley Bloom, M.D.

WILLIAM F. BRENNAN, D.O.__          Director                           March 28,1997
William F. Brennan, D.O.

SIGNATURE                           TITLE                              DATE
---------                           -----                              ----

LEE HINDIN, M.D._________           Director                           March 28,1997
Lee Hindin, M.D.

ALEXANDER R. HOROWITZ, M.D.         Director                           March 28,1997
Alexander R, Horowitz, M.D.

LOUIS KEELER, M.D._______           Director                           March 28,1997
Louis Keeler, M.D.

LINDA KORMAN, M.D._____             Director                           March 28,1997
Linda Korman, M.D.

STEPHEN P. LANDAUER, M.D.           Director                           March 28,1997
Stephen P. Landauer, M.D.

MARK LEVEY, M.D._______             Director                           March 28,1997
Mark Levey, M.D.

MARTIN S. LEVINE, D.O.___           Director                           March 28,1997
Martin S. Levine, D.O.

NANCY L. MUELLER, M.D.__            Director                           March 28,1997
Nancy L. Mueller, M.D.

MARK T. OLESNICKY, M.D._            Director                           March 28,1997
Mark T. Olesnicky, M.D.

EMMONS G. PAINE, M.D. _             Director                           March 28,1997
Emmons G. Paine, M.D.

FRED M. PALACE, M.D.____            Director                           March 28,1997
Fred M. Palace, M.D.

BARRY PRYSTOWSKY, M.D. _            Director                           March 28,1997
Barry Prystowsky, M.D.

THOMAS R.C. REUTTER, JR., D.O.      Director                           March 28,1997
Thomas R.C. Reutter, Jr., D.O.

HENRY D. ROSIN, M.D.___             Director                           March 28,1997
Henry D. Rosin, M.D.

SIGNATURE                           TITLE                              DATE
---------                           -----                              ----

IAN SAMSON, M.D. ________           Director                           March 28,1997
Ian Samson, M.D.

DAVID L. SIROTA, D.O.______         Director                           March 28,1997
David L. Sirota, D.O.

VINCENT J. VIVONA, D.O., J.D._      Director                           March 28,1997
Vincent J. Vivona, D.O., J.D.

                  Physician Healthcare Plan of New Jersey, Inc.

                              Financial Statements

                                December 31, 1996



                                    CONTENTS

Report of Independent Auditors..............................................F-2
Balance Sheets..............................................................F-3
Statements of Operations....................................................F-4
Statements of Shareholders' Equity..........................................F-5
Statements of Cash Flows....................................................F-6
Notes to Financial Statements...............................................F-7

                         Report of Independent Auditors


The Board of Directors
Physician Healthcare Plan of New Jersey, Inc.

We have audited the accompanying balance sheets of Physician Healthcare Plan of New Jersey, Inc. as of December 31, 1996 and 1995, and the related statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Physician Healthcare Plan of New Jersey, Inc. at December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


                                                     ERNST & YOUNG LLP

Hackensack, New Jersey
March 28, 1997

                  Physician Healthcare Plan of New Jersey, Inc.

                                 Balance Sheets


                                                                                   DECEMBER 31
                                                                             1996              1995
                                                                       ------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                             $     5,563,345   $    5,308,465
   Short-term investments                                                      1,307,185        3,980,627
   Advances to management company                                                430,929           23,723
   Reinsurance recoverable on claims payable                                     300,000
   Prepaid and other current assets                                              321,714          228,627
                                                                       ------------------------------------
Total current assets                                                           7,923,173        9,541,442

Investments                                                                    2,651,139          565,723
Furniture and equipment, net                                                   1,320,867        1,757,018
Deferred offering costs                                                                           450,000
Other assets                                                                      18,107           50,000
                                                                       ------------------------------------
Total assets                                                             $    11,913,286      $12,364,183
                                                                       ====================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Claims payable                                                        $     1,544,647   $        1,862
   Accounts payable and accrued expenses                                         782,428          831,855
   Funds held for reinsurer                                                      328,789
   Other liabilities                                                              85,679           15,433
                                                                       ------------------------------------
Total liabilities                                                              2,741,543          849,150

Shareholders' equity:
   Common stock, subject to redemption (no par; 20,000
    authorized; 4,636 and 3,515 issued and outstanding)                       23,750,222       17,575,000
   Paid-in capital                                                                43,214           24,838
   Net unrealized (loss) gain on investments                                      (5,476)          21,645
   Retained deficit                                                          (14,616,217)      (6,106,450)
                                                                       ------------------------------------
Total shareholders' equity                                                     9,171,743       11,515,033
                                                                       ------------------------------------
Total liabilities and shareholders' equity                             $      11,913,286      $12,364,183
                                                                       ====================================

See accompanying notes.

                  Physician Healthcare Plan of New Jersey, Inc.

                            Statements of Operations

                                                 YEAR ENDED DECEMBER 31
                                                 1996              1995
                                           ------------------------------------
Revenue:
   Premiums, net of reinsurance              $    2,167,345   $        2,223
   Interest income, net                             641,869          709,742
   Other revenue                                     51,429               21
                                           ------------------------------------
Total revenue                                     2,860,643          711,986

Expenses:
   Medical costs                                  2,012,747            2,075
   Professional services                          3,345,965        2,007,982
   Compensation and benefits                      3,195,984        1,947,499
   General and administrative                     1,923,002        1,313,620
   Insurance                                        192,712          106,922
                                           ------------------------------------
Total expenses                                   10,670,410        5,378,098
                                           ------------------------------------
Net loss                                        $(7,809,767)     $(4,666,112)
                                           ====================================

Net loss per common share                    $       (1,846)  $       (1,318)
                                           ====================================


See accompanying notes.

                  Physician Healthcare Plan of New Jersey, Inc.

                       Statements of Shareholders' Equity

                     Years ended December 31, 1996 and 1995

                                                                             NET
                                                                          UNREALIZED
                                                                         (LOSS) GAIN                        TOTAL
                                                COMMON      PAID-IN           ON          ACCUMULATED   SHAREHOLDERS'
                                                STOCK       CAPITAL       INVESTMENTS       DEFICIT         EQUITY
                                            ----------------------------------------------------------------------------

Balance at January 1, 1995                    $17,750,000   $     -        $     -         $(1,440,338)   $16,309,662
  Common stock redeemed (35 shares)              (175,000)    24,838                                         (150,162)
  Net unrealized gains                                                       21,645                            21,645
  Net loss                                                                                  (4,666,112)    (4,666,112)
                                            ----------------------------------------------------------------------------
Balance at December 31, 1995                   17,575,000     24,838         21,645         (6,106,450)    11,515,033
  Common stock issued                           6,250,222                                     (700,000)     5,550,222
  Common stock redeemed (15 shares)               (75,000)    18,376                                          (56,624)
  Net unrealized losses                                                     (27,121)                          (27,121)
  Net loss                                                                                  (7,809,767)    (7,809,767)
                                            ----------------------------------------------------------------------------
Balance at December 31, 1996                  $23,750,222    $43,214       $ (5,476)      $(14,616,217)  $  9,171,743
                                            ============================================================================


See accompanying notes.

                  Physician Healthcare Plan of New Jersey, Inc.

                            Statements of Cash Flows

                                                                       YEAR ENDED DECEMBER 31
                                                                       1996              1995
                                                                 ------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                              $(7,809,767)     $(4,666,112)
Adjustments to reconcile net loss to net cash used in
  operating activities:
   Depreciation and amortization                                          569,007          133,327
   Loss on disposal of furniture and equipment                              1,356
   Changes in operating assets and liabilities:
     Advances to management company                                      (407,206)         488,244
     Prepaid and other current assets                                     (93,087)        (137,681)
     Other assets                                                          31,893          (50,000)
     Reinsurance recoverable on claims payable                           (300,000)
     Funds held for reinsurer                                             328,789
     Claims payable                                                     1,542,785            1,862
     Accounts payable and accrued expenses                                (49,427)         454,355
     Other liabilities                                                     70,246           15,433
                                                                 ------------------------------------
Net cash used in operating activities                                  (6,115,411)      (3,760,572)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment                                                    (282,562)      (1,860,823)
Proceeds from sale of furniture and equipment                               6,699
Cost of investments acquired                                           (3,197,444)      (4,809,255)
Proceeds from investments matured                                       3,900,000       12,515,000
                                                                 ------------------------------------
Net cash provided by investing activities                                 426,693        5,844,922

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock issuance                                            6,250,222
Offering costs                                                           (250,000)        (450,000)
Redemption of common stock                                                (56,624)        (150,162)
                                                                 ------------------------------------
Net cash provided by (used in) financing activities                     5,943,598         (600,162)
                                                                 ------------------------------------

Net increase in cash and cash equivalents                                 254,880        1,484,188
Cash and cash equivalents, beginning of year                            5,308,465        3,824,277
                                                                 ------------------------------------
Cash and cash equivalents, end of year                             $    5,563,345   $    5,308,465
                                                                 ====================================


See accompanying notes.

                  Physician Healthcare Plan of New Jersey, Inc.

                          Notes to Financial Statements

                                December 31, 1996

1.  ORGANIZATION AND RELATED MATTERS

Physician Healthcare Plan of New Jersey, Inc. (the "Company"), a New Jersey Corporation, was formed January 10, 1994, under the sponsorship of private practicing physicians for the purpose of developing a statewide, physician-owned Health Maintenance Organization ("HMO"). The Company's Certificate of Authority ("COA") to operate as an HMO in five counties in New Jersey was approved on August 28, 1995. In September 1995, the Company filed an amendment to its COA to operate in the remaining counties in New Jersey, which was approved January 29, 1996. The Board of Directors, comprised solely of shareholders, oversees the operations of the Company.

The Company's health plans consist of HMO plans and point-of-service (POS) plans, offered on a fully-insured basis, whereby members receive comprehensive medical coverage for a fixed monthly premium. Medical services are provided through discounted fee-for-service participation agreements with physicians and various per diem or fee-for-service contracts with hospitals and other providers. Under regulations adopted in April 1996, the Company filed a comprehensive small group POS product which the Company began marketing upon filing of policy forms approved by the New Jersey Department of Banking and Insurance.

On March 4, 1994, the Company had an initial offering to physicians both practicing and residing in New Jersey, for the purpose of raising capital necessary to fund its operations until the Company received its COA and subsequently to fund operational deficits until such time as the Company begins to operate at a profit. See Note 5 for a further description of the initial offering.

The Company's registration statement for the second offering was filed with the Securities and Exchange Commission (the "SEC") and declared effective on November 9, 1995. The second offering of shares to physicians practicing in the State of New Jersey was for the purpose of expanding the Company's existing network of physicians, expanding the Company's programs and infrastructure and enhancing the Company's equity position. See Note 5 for a further description of the second offering.

The Company has incurred significant operating losses in 1996 and 1995. The very competitive nature of the New Jersey managed care marketplace continues to present ongoing challenges to the Company's ability to achieve the subscriber (enrolled member) levels necessary to generate acceptable levels of profitability. Management believes the Company has sufficient capital to fund operations over the next twelve months.

                  Physician Healthcare Plan of New Jersey, Inc.

2.  SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The financial statements have been prepared in conformity with generally accepted accounting principles ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

NEW ACCOUNTING STANDARD

In March 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, effective for fiscal years beginning after December 15, 1995. Statement No. 121 requires long-lived assets and certain intangibles to be reviewed for impairment whenever circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets and certain intangibles to be disposed of are required to be reported at the lower of carrying amount or fair value less cost to sell. In 1996, approximately $212,000 of capitalized system development costs were written off.

INVESTMENTS

SFAS No. 115, Accounting for Certain Investments in Debt & Equity Securities, requires that securities be classified in one of three categories. Debt securities that the Company has the intent and ability to hold to maturity would be classified as held to maturity and reported at amortized cost. Debt securities that are held for resale would be classified as trading securities and reported at fair value with unrealized gains and losses included in earnings. Debt securities not so classified are considered available for sale and reported at fair value with unrealized gains and losses included in shareholders' equity. The Company's investments in debt securities are classified as available-for-sale and are carried at fair value.

Investment income, net of investment expenses and amortization of bond premium and discount, is recognized in income when earned.

                  Physician Healthcare Plan of New Jersey, Inc.

2.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FURNITURE AND EQUIPMENT

Furniture and equipment is carried at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the useful lives of the depreciable assets which range from three to five years. As of December 31, 1996 and 1995, accumulated depreciation on furniture and equipment was $838,015 and $133,801, respectively. Depreciation expense totaled $710,658 and $133,327 for the years ended December 31, 1996 and 1995, respectively.

OFFERING COSTS

Costs incurred of $450,000 in connection with the second offering (see Note 5) had been capitalized at December 31, 1995. In 1996, additional second offering costs of $250,000 were incurred. In 1996, the deferred costs amounting to $700,000 were reclassified into shareholders' equity and reflected as a reduction of the actual proceeds from the second offering.

REVENUE RECOGNITION

Premiums from members for prepaid health care are recognized as income in the period in which the enrollees are entitled service. Premiums collected in advance are recorded as advance premiums and are included in other liabilities on the balance sheets.

MEDICAL COSTS

Medical costs consist of medical claims costs which are accrued in the period that services are provided to members. Medical costs include estimates for claims incurred by the Company and which have not yet been reported ("IBNR"). Such estimates are continually monitored and reviewed and, as settlements are made or estimates adjusted, the resulting differences will be reflected in the current period of operations. Since the Company recently began operations and lacks its own historical experience, the estimate for IBNR is in part based on currently available industry ratios for claims expense to premiums earned. Despite the variability inherent in such estimates, management believes that the liability for medical claims payable is adequate.

                  Physician Healthcare Plan of New Jersey, Inc.

2.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ADVERTISING

The Company expenses their advertising costs as they are incurred. In 1996 and 1995, advertising expense was approximately $1,100,000 and $120,000 respectively.

INCOME TAXES

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 prescribes an asset and liability method for accounting for deferred taxes, the objective of which is to recognize an asset or liability for the expected future tax effects due to temporary differences between financial reporting and tax basis of assets and liabilities, based on enacted tax rates and other provisions of the tax law. The principal items giving rise to such differences are net operating loss carryforwards, start-up and organizational costs and furniture and equipment. Under SFAS No. 109, deferred tax assets are recognized unless it is more likely than not that some portion of the deferred tax assets may not be realized.

NET LOSS PER COMMON SHARE

Net loss per common share is based upon the weighted average number of shares outstanding during the year.

CASH FLOW REPORTING

For purposes of reporting cash flows, cash and cash equivalents includes all cash on deposit, money market accounts and investments purchased with an original remaining maturity of three months or less.

RECLASSIFICATION

Certain balances presented in the 1995 financial statements have been reclassified to conform to the 1996 presentation.

3.  MANAGEMENT AGREEMENT

Effective September 1, 1994, the Company entered into a Management Agreement (the "Management Agreement") with Medical Group Management, Inc. ("MGM"), a subsidiary of New Jersey State Medical Underwriters, Inc. ("NJSMU"). The

                  Physician Healthcare Plan of New Jersey, Inc.

3.  MANAGEMENT AGREEMENT (CONTINUED)

Management Agreement provides, among other things, that MGM is responsible for all administration and management of the Company. NJSMU provides management, accounting, regulatory, legal and data processing support to MGM.

The Management Agreement may be terminated by either party given 180 days written notice. The Company has the option of extending the termination period for an additional 180 days at its discretion. Under certain circumstances, if the Company terminates the Agreement with MGM, a termination fee (penalty) may be payable to MGM as defined in the Management Agreement. In February 1997, the Company and MGM agreed to amend the notification date for the renewal option from March 1, 1997 to June 1, 1997.

The Management Agreement is for a three-year period and expires August 31, 1997. The Management Agreement calls for a fixed payment per month for management, oversight and development. The Company incurred and paid $600,000 and $850,000 of management fees to MGM for the years ended December 31, 1996 and 1995, respectively. In addition to the fixed payment, all costs incurred by MGM on behalf of the Company are reimbursed. Costs incurred by MGM under this agreement, including management fees, which have been reimbursed by the Company totaled $7,673,387 and $4,464,188 for the years ended December 31, 1996 and 1995, respectively.

4.  COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

The Company leases office facilities and office equipment. During 1995, the Company entered into a six year lease to rent office facilities. Effective October 1, 1996, NJSMU has assumed the Company's obligation under this lease and has subleased 33% of the facility back to the Company under terms consistent with the original lease. Minimum rental commitments for noncancelable leases, exclusive of escalations due to real estate taxes and operating expenses are as follows:

                  1997                         $186,417
                  1998                          187,429
                  1999                          177,667
                  2000                          184,000
                  2001                           62,333
                  Thereafter                          -
                                         ----------------
                                               $797,846
                                         ================

                  Physician Healthcare Plan of New Jersey, Inc.

4.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

Total rent expense for all leases was $416,642 and $239,730 for the years ended December 31, 1996 and 1995, respectively.

ADMINISTRATIVE CONTRACTS

Since May 30, 1995, the Company has operated under a letter of intent with Acordia of Southern California ("Acordia") to provide the Company's administrative and management information systems. The initial term of the proposed contract is two years with an automatic one year renewal without 120 days prior notice of termination by either party. The Company may terminate at any other time with 30 days prior notice. Under the terms of this agreement, the Company will continue to pay Acordia a per member per month fee.

DIVIDENDS

New Jersey state law provides that dividends or other distributions may be paid only from retained earnings and to the extent statutory capital and surplus is in excess of the minimum net worth requirement of $1,000,000. As of December 31, 1996, the Company's statutory capital and surplus was $8,674,736. The Company has not paid and does not intend to pay any dividends for the foreseeable future.

OTHER

As of December 31, 1996, the Company's investments include restricted assets on deposit with the State of New Jersey for solvency protection totaling $305,244. In addition, at December 31, 1996 the Company has a letter of credit relating to its leased office space which is collateralized with a certificate of deposit in the amount of $250,000.

5.  CAPITAL STOCK

On March 4, 1994, the Company sought to raise capital through an initial offering of up to 15,000 shares of stock at a price of $5,000 per share to physicians who were eligible purchasers. Only physicians who both practiced and resided in the State of New Jersey were eligible purchasers. The Company issued 3,569 shares as a result of this Offering, representing $17,845,000 in initial capital.

                  Physician Healthcare Plan of New Jersey, Inc.

5.  CAPITAL STOCK (CONTINUED)

The Company's registration statement was filed with the SEC and declared effective November 9, 1995. The purpose of the second offering to physicians who practice in the State of New Jersey was to raise additional capital of up to 10,000 shares of stock at a price of $5,500 per share. All shares have the same rights and privileges. In 1996, the Company issued 1,136 shares as a result of this offering, representing $6,250,222 of additional capital.

In order to ensure the Company operates as a physician-owned HMO whereby shareholders represent participating physicians in the HMO, the Articles of Incorporation and By-Laws provide certain restrictions on this stock. It is non-transferable and can only be redeemed by the Company. Circumstances requiring redemption of stock at current book value in order to preserve the integrity of the network include death, retirement, disability, loss of license to practice medicine in New Jersey and termination of an effective Physician Participation Agreement with the Company. In addition, physicians who fail to become credentialed by the Company must redeem their shares at the original purchase price without interest. As of December 31, 1996, 90% of the physicians from the Initial and Secondary Offerings have been credentialed. Physicians who otherwise wish to redeem their shares may do so at the sole discretion of the Board of Directors at current book value. After approval, the Board may take up to six months to redeem such shares. The Company shall not be required to redeem a shareholder's stock if the Company is insolvent, if doing so would cause the Company to become insolvent, or if the Company is, or the redemption would cause the Company to be, in a precarious financial condition.

6.  EMPLOYMENT COSTS

The Company currently has no direct employees. All persons providing services on behalf of the Company are employees of MGM or NJSMU. MGM provides a comprehensive benefits package for these employees, the amount of which is included in total compensation and benefits costs.

7.  RELATED PARTY TRANSACTIONS

The shareholders and directors of the Company are and will continue to be physicians who have entered into participating provider agreements with the Company. Accordingly, a large portion of the claims payable and incurred medical costs are due to shareholders. Also, at December 31, 1996 1,388 or 34% of the Plan's members related to shareholders who have placed their practice's medical coverage with the Plan.

On March 13, 1997, the Company agreed to reimburse the former Chairman of the Board of Directors $100,000 for his loss of income and out of pocket expenses incurred during his term as Chairman. Such amount has been reflected in the 1996 Statement of Operations.

                  Physician Healthcare Plan of New Jersey, Inc.

8.  INVESTMENTS

DEBT SECURITIES

The following summarizes the amortized cost and the estimated fair value of the Company's investments in debt securities as of December 31, 1996 and 1995. The estimated fair values for the Company's investments in debt securities are based on quoted market prices.

                                             AMORTIZED           GROSS UNREALIZED           ESTIMATED
                                                         ---------------------------------
                                                COST          GAINS           LOSSES        FAIR VALUE
                                           ---------------------------------------------------------------
1996
U.S. treasury and other governmental units
                                               $3,713,800    $     381          $5,857        $3,708,324
Other debt securities                             250,000                                        250,000
                                           ---------------------------------------------------------------
Total investments                              $3,963,800    $     381          $5,857        $3,958,324
                                           ===============================================================

1995
U.S. treasury and other governmental units
                                               $4,274,705      $21,645                        $4,296,350
Other debt securities                             250,000                                        250,000
                                           ---------------------------------------------------------------
Total investments                              $4,524,705      $21,645      $      -          $4,546,350
                                           ===============================================================

The following summarizes the amortized cost and estimated fair value of the Company's investments in debt securities by contractual maturity as of December 31, 1996:

                                                AMORTIZED       ESTIMATED
                                                   COST         FAIR VALUE
                                             ---------------------------------

Maturity:
  Within one year                                 $1,306,989      $1,307,185
  After one year through five years                2,656,811       2,651,139
                                             ---------------------------------
Total investments                                 $3,963,800      $3,958,324
                                             =================================

The Company's investments in debt securities are comprised of investment grade securities, with the highest credit ratings assigned by Standard & Poor's (AAA) or Moody's (Aaa;P-1), respectively.

                  Physician Healthcare Plan of New Jersey, Inc.

9.  INCOME TAXES

The Company has not provided any current or deferred income taxes for the years ended December 31, 1996 or 1995.

The income tax provision differs from the amount computed by applying the statutory federal income tax rate to the net loss. The reasons for the difference and the tax effect of each are as follows for the years ended December 31, 1996 and 1995:

                                                                      % OF PRE-
                                                                     TAX NET LOSS
                                                              ---------------------------
                                                                  1996         1995
                                                              ---------------------------

Tax based on statutory federal income tax rate                   (34.0)%      (34.0)%

Deduct:
   Valuation allowance to reduce deferred tax asset               36.5         33.8
   Other                                                          (2.5)          .2
                                                              ---------------------------
Total income taxes                                                 0.0%         0.0%
                                                              ===========================

The components of deferred taxes as of December 31, 1996 and 1995 are as follows:

                                                   1996            1995
                                             ---------------------------------

Net operating loss                            $    4,597,000 $     1,940,000
Other                                                104,000          26,000
Depreciation                                          52,000         (70,000)
                                             ---------------------------------
Net deferred tax assets                            4,753,000       1,896,000
Valuation allowance                               (4,753,000)     (1,896,000)
                                             ---------------------------------
Net deferred tax assets                       $           -  $            -
                                             =================================

The valuation allowance has been recorded due to the uncertainty of the realization of the deferred tax assets since the realization of such benefits would be dependent upon achieving future operating profits which cannot be reasonably assured.

At December 31, 1996, net operating loss carryforwards are approximately $13,520,000. Of the net operating loss carryforwards, $7,498,000, $5,189,000 and $833,000 expire in 2011, 2010 and 2009, respectively.

                  Physician Healthcare Plan of New Jersey, Inc.

10.  REINSURANCE

The Company entered into a specific excess of loss reinsurance agreement with an admitted AAA rated reinsurer with a retention limit of $35,000 per member per year. Under the terms of the agreement, the Company pays a per member per month premium in exchange for reimbursement of medical claims exceeding the retention limit. The Company has not recorded any reinsurance recoveries related to this agreement. In the event of the Company's insolvency, the reinsurer will continue to pay for services for the duration of the contract period for which payment has been made, not to exceed 31 days or until the time of discharge for members confined in an inpatient facility on the date of insolvency.

In 1996, the Company entered into an additional arrangement with a reinsurer to cover 100% of the out-of-network claims incurred related to the POS product. Such arrangements are required by New Jersey regulations as preconditions for underwriting POS products. The Company is currently renegotiating an extension of this POS reinsurance contract which expires on March 31, 1997. At December 31, 1996, approximately 74% of the Company's direct premiums earned came through POS products.

Amounts recorded in 1996 related to the above arrangements are summarized as follows:

Premiums ceded, net of experience refund earned                  $537,129
Ceded loss recoveries                                             300,000
Ceding commission income                                           75,232

For both arrangements discussed above, the Company remains primarily liable as the direct insurer on all risks reinsured. In addition, all of the Company's reinsurance is placed with a single reinsurer.

                                INDEX TO EXHIBITS

EXHIBIT NO.                           EXHIBIT
--------------------------------------------------------------------------------

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