Form 10QSB
period 1997-03-31
PHYSICIAN HEALTHCARE PLAN OF NEW JERSEY INC
filed 1997-05-15
CIK 948547

                                   FORM 10-QSB

(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997
                                                 --------------

[ ] TRANSACTION REPORT PURSUE TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

                       COMMISSION FILE NUMBER 33-94826-NY
                                              -----------

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




                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of share outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 15, 1997, there were 4,635 shares of Common Stock outstanding.



Transitional Small Business Disclosure Format (Check one): Yes _____ No __X__

                  PHYSICIAN HEALTHCARE PLAN OF NEW JERSEY, INC.
                              INDEX TO FORM 10-QSB



PART I - FINANCIAL INFORMATION

      ITEM 1.  Financial Statements

               Balance Sheets as of March 31, 1997 and December 31, 1996             3

               Statements of Operations for the Three Months Ended
                             March 31, 1997 and 1996                                 4

               Statements of Shareholders' Equity for the Three Months Ended
                             March 31, 1997 and the Year Ended December 31, 1996     5

               Statements of Cash Flows for the Three Months Ended
                             March 31, 1997 and 1996                                 6

               Notes to Financial Statements                                         7

      ITEM 2.  Management's Plan of Operation                                        7

PART II - OTHER INFORMATION                                                          9

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                  PHYSICIAN HEALTHCARE PLAN OF NEW JERSEY, INC.
                                 BALANCE SHEETS

                                                                         MARCH 31,      DECEMBER 31,
                                                                           1997             1996
----------------------------------------------------------------------------------------------------
                                                                         UNAUDITED
ASSETS

    CURRENT ASSETS

        Cash and cash equivalents                                      $  4,954,257     $  5,563,345
        Short-term investments                                                             1,307,185
        Advances to management company                                      337,061          430,929
        Reinsurance recoverable on claims payable                           195,984          300,000
        Prepaid and other assets                                            356,978          321,714
                                                                       ------------     ------------
                TOTAL CURRENT ASSETS                                      5,844,280        7,923,173

        Investments                                                       3,938,420        2,651,139
        Furniture and equipment, net                                      1,202,626        1,320,867
        Other assets                                                                          18,107
                                                                       ------------     ------------
                         TOTAL ASSETS                                  $ 10,985,326     $ 11,913,286
                                                                       ============     ============
LIABILITIES AND SHAREHOLDERS' EQUITY

    LIABILITIES

         Claims payable                                                $  1,962,972        1,544,647
        Accounts payable and accrued expenses                               788,096          782,428
        Funds held for reinsurer                                            261,922          328,789
        Other liabilities                                                    23,033           85,679
                                                                       ------------     ------------
                TOTAL LIABILITIES                                         3,036,023        2,741,543
                                                                       ------------     ------------
    SHAREHOLDERS' EQUITY

        Common Stock, subject to redemption                              23,744,722       23,750,222
             (no par; 20,000 authorized; 4,635
               and 4,636 issued and outstanding)
        Paid in capital                                                      46,980           43,214
        Net unrealized loss on investments                                  (10,941)          (5,476)
        Retained deficit                                                (15,831,458)     (14,616,217)
                                                                       ------------     ------------
                TOTAL SHAREHOLDERS' EQUITY                                7,949,303        9,171,743
                                                                       ------------     ------------
                         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $ 10,985,326     $ 11,913,286
                                                                       ============     ============

                             See accompanying notes.

                  PHYSICIAN HEALTHCARE PLAN OF NEW JERSEY, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                             FOR THE THREE         FOR THE THREE
                                             MONTHS ENDED           MONTHS ENDED
                                            MARCH 31, 1997         MARCH 31, 1996
---------------------------------------------------------------------------------
REVENUE

        Premiums, net of reinsurance          $ 2,056,263           $    93,156
        Interest income, net                      204,551               127,277
        Other revenue                              43,445                   396
                                              -----------           -----------
            TOTAL REVENUE                       2,304,259               220,829
                                              -----------           -----------
EXPENSES

        Medical costs                           1,642,136                79,563
        Professional services                   1,093,468             1,112,949
        Compensation and benefits                 375,112               889,187
        General and administrative                373,876               567,868
        Insurance                                  34,918                49,278
                                              -----------           -----------
            TOTAL EXPENSES INCURRED             3,519,500             2,698,845
                                              -----------           -----------

NET LOSS                                      $(1,215,241)           (2,478,016)
                                              ===========           ===========
Net loss per common share                     $      (262)          $      (681)
----------------------------------------------===========-----------===========

                             See accompanying notes.

                  PHYSICIAN HEALTHCARE PLAN OF NEW JERSEY, INC.
                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


     THREE MONTHS ENDED MARCH 31, 1997 AND THE YEAR ENDED DECEMBER 31, 1996


                                                           NET
                                                       UNREALIZED                         TOTAL
                            COMMON         PAID IN    (LOSS) GAIN     RETAINED         SHAREHOLDERS'
                            STOCK          CAPITAL         ON         DEFICIT             EQUITY
                                                      INVESTMENTS
----------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31,     $17,575,000    $24,838    $    21,645     $ (6,106,450)    $11,515,033
     1995

Common stock issued, net      6,250,222                                   (700,000)      5,550,222

Common stock redeemed           (75,000)    18,376                                         (56,624)
     (15 shares)

Net unrealized losses                                     (27,121)                         (27,121)

Net loss                                                                (7,809,767)     (7,809,767)
                            -----------    -------    -----------     ------------     -----------
BALANCE AT DECEMBER 31,
     1996                   $23,750,222    $43,214    $    (5,476)    $(14,616,217)$     9,171,743
                            ===========    =======    ===========     ============     ===========
Common stock redeemed            (5,500)     3,766                                          (1,734)
(1 share)

Change in net unrealized                                   (5,465)                          (5,465)
losses

Net loss                                                                (1,215,241)     (1,215,241)
                            -----------    -------    -----------     ------------     -----------
BALANCE AT MARCH 31,
1997                        $23,744,722    $46,980    $   (10,941)    $(15,831,458)    $ 7,949,303
                            ===========    =======    ===========     ============     ===========

                             See accompanying notes.

                  PHYSICIAN HEALTHCARE PLAN OF NEW JERSEY, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                  FOR THE THREE        FOR THE THREE
                                                                   MONTHS ENDED         MONTHS ENDED
                                                                  MARCH 31, 1997       MARCH 31, 1996
-----------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES :

    Net Loss                                                       $(1,215,241)          $(2,478,016)

    Adjustment to reconcile net loss to net cash used for operating activities :

          Depreciation and amortization                                 81,601               139,572
          Advances to management company                                93,868                (3,922)
          Prepaid and other current assets                             (35,264)             (119,577)
          Accounts payable and accrued expenses                          5,668
          Claims payable                                               418,325               343,633
          Reinsurance recoverable on unpaid losses                     104,016
          Other liabilities                                            (62,646)               72,440
          Other assets                                                  18,107
          Funds held for reinsurer                                     (66,867)               (2,844)
                                                                   -----------           -----------
NET CASH USED IN OPERATING ACTIVITIES                                 (658,433)           (1,879,924)
                                                                   -----------           -----------
CASH FLOWS FROM INVESTING ACTIVITIES :

      Proceeds from sale of equipment                                   20,373
      Purchase of equipment                                                                 (114,560)
      Proceeds from investments matured                              2,455,701
      Cost of investments acquired                                  (2,424,995)
                                                                   -----------           -----------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                     51,079              (114,560)
                                                                   -----------           -----------
CASH FLOWS FROM FINANCING ACTIVITIES :

    Common stock subscribed                                                                1,320,000
    Increase in deferred offering costs                                                     (150,000)
    Redemption of common stock                                          (1,734)                7,070
                                                                   -----------           -----------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                     (1,734)            1,177,070
                                                                   -----------           -----------
NET INCREASE (DECREASE) IN CASH AND CASH                              (609,088)             (817,414)
EQUIVALENTS
Cash and cash equivalents, beginning of period                       5,563,345             5,308,465
                                                                   -----------           -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                           $ 4,954,257           $ 4,491,051
                                                                   ===========           ===========

                             See accompanying notes.

                  PHYSICIAN HEALTHCARE PLAN OF NEW JERSEY, INC.
                          NOTES TO FINANCIAL STATEMENTS


1. UNAUDITED FINANCIAL STATEMENTS

The financial information for the quarter ended March 31, 1997 and 1996 included herein is unaudited. Such information includes all adjustments, consisting of a normal and recurring nature, which in the opinion of management, are necessary for a fair presentation of the Company's Balance Sheets, and Statements of Operations, Changes in Shareholders' Equity and Cash Flows in accordance with generally accepted accounting principles. Such information should be read in conjunction with Management's Plan of Operation included herein and the Notes to Financial Statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.


ITEM 2.

MANAGEMENT'S PLAN OF OPERATION

      The Company is a New Jersey corporation, formed on January 10, 1994 under the sponsorship of private practicing physicians for the purpose of developing a statewide, physician-owned Health Maintenance Organization ("HMO").

      On March 4, 1994, the Company commenced an Initial Offering on an intra-state basis for the purpose of raising capital necessary to fund operations until the Company received its Certificate of Authority ("COA") and subsequently to fund operational deficits until such time as the Company begins operating at a profit. In 1996, the Company completed a Second Offering (on an interstate basis) for the purpose of expanding the Company's existing network of physicians, expanding the Company's programs and infrastructure and enhancing the Company's capital position. All net proceeds of these Offerings were added to the Company's working capital.

      As of March 31, 1997, the number of shares outstanding from the Initial Offering and the Second Offering is 4,635, resulting in net paid-in capital of $23,791,702. More than 90% of the physician shareholders have completed the credentialing process and have executed Physician Participation Agreements. Management believes that substantially all of the remaining physicians will complete the credentialing process and will meet the standards for participation in the Company's network.

      The Company's COA to operate as an HMO in five counties in New Jersey (Bergen, Essex, Hudson, Passaic, and Union) was approved on August 28, 1995. The Company commenced marketing its HMO plans to persons living in the five county area in November, 1995. An amendment to the Company's COA to expand its service area to cover the entire State of New Jersey was approved by the New Jersey Department of Banking and Insurance (the Department) and the Department of Health and Senior Services on January 29, 1996.

      The Company continues to provide quarterly reports to the Department, describing progress on a three-part strategy to improve operating results. This strategy was first described to the Department in September 1996. On March 13, 1997, Company representatives met with personnel from the Department to review the Company's financial performance for the preceding two fiscal quarters, and to provide the Department with projected financial statements for the following four fiscal quarters. The Department requires such meetings with any HMO experiencing two or more consecutive fiscal quarters of operating losses.

      After the March 13 meeting, the Department required the following additional reporting from the Company: (a) monthly profit-and-loss statements, comparing budget to actual data, filed by the 20th day of the following month,
(b) quarterly itemized listings of all administrative costs greater than $10,000 per quarter, to be filed with the Company's Quarterly Statements, and pro forma financial statements for the Company's proposed Medicare line of business, including a description of assumptions used. Since receiving the Department's requirements, the Company has placed the Medicare product development process and filing on hold, awaiting further discussion. The Company has committed to providing the Department with all actuarial data and schedules from any filing with the Health Care Financing Administration when such filing occurs.

      In April 1997 the Company renewed its two-part reinsurance coverage under similar terms effective through December 31, 1997.

      Management believes the Company has sufficient capital to fund operations over the next twelve months.

      No tax benefits for operating losses has been recognized in the financial statements because the realization of such benefits would be dependent upon achieving future operating profits, which cannot be reasonably assured.

      The Company continues to view the very competitive nature of the New Jersey managed care marketplace as presenting on-going and increasing challenges to the Company's ability to achieve the subscriber levels necessary to generate acceptable levels of profitability. The Company has considered, and will continue to consider, alternative sources of capital and other strategies for meeting its growth objectives, including, without limitation, third-party partnering opportunities, additional equity financings and mergers or acquisitions.

Operations

      During the three months ended March 31, 1997, the Company's revenues increased from the comparable 1996 fiscal period by $2,083,430, with $1,963,107 attributable to increased enrollment in the HMO and Point-of-Service ("POS") products sold by the Company. Results for 1996 reflected limited sales dependent on the timing of COA approval. At March 31, 1997, the Company reported total enrollment of 5,443, compared to only 323 at March 31, 1996. As reported in prior periods, the Company continues to record almost 80% of member-months (each representing one enrollee for one month of coverage) in its POS products.

      Medical costs increased $1,562,563 primarily reflecting the enrollment increase described earlier. Offsetting the effect of the increased enrollment was favorable development on 1996 claims of approximately $150,000 net of reinsurance, which resulted from lower than anticipated claim payments.

      All other expense categories (Professional services, Compensation and benefits, General and administrative, and Insurance) decreased a total of $741,908, primarily reflecting (a) reduced advertising, (b) reduced permanent staffing partially offset by consultants and other temporary staffing, and (c) reduced occupancy costs resulting from an assignment-sublease arrangement effective October 1, 1996.

Financial Condition

      As of March 31, 1997, total assets were $10,985,326, representing a decrease of $927,960 from $11,913,286 at December 31, 1996. This change is due primarily to a decrease of $609,088 in Cash and Cash Equivalents, which were used to fund the Company's operations during the first quarter. The change is accounted for by the Net Loss of $1.2 million, partially offset by increases of $294,480 in liabilities, and declines of $197,884 in certain asset accounts (Advances and Reinsurance recoverable). Claims Payable increased $418,325 with enrollment increases, as described in the earlier discussion of loss reserves. This increase was partially offset by declines in other liability accounts.

                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

The Company is not involved in any legal proceedings.

ITEMS 2 THROUGH 5 ARE NOT APPLICABLE.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) EXHIBITS

      Reference is made to the Index of Exhibits hereinafter contained on Page
10.

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

                  PHYSICIAN HEALTHCARE PLAN OF NEW JERSEY, INC.

                  BY:        JOSEPH BILLOTTI, M.D.
                       ----------------------------------
                             Joseph Billotti, M.D.
                                   Chairman


         KEN KOREYVA
------------------------------
         Ken Koreyva
   Chief Financial Officer
Medical Group Management, Inc.

                              DATED: May 15, 1997

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                     TITLE                         DATE
---------                     ------------                  ----

JOSEPH BILLOTTI, M.D.         Chairman of the Board and     May 15, 1997
---------------------------   Director
Joseph Billotti, M.D.

RAJENDRA PRASAD GUPTA, M.D.   Vice Chairman and Director    May 15, 1997
---------------------------
Rajendra Prasad Gupta, M.D.

RAYMOND KENNY, M.D.           Secretary and Director        May 15, 1997
---------------------------
Raymond Kenny, M.D.

BESSIE SULLIVAN, M.D.         Treasurer and Director        May 15, 1997
---------------------------
Bessie Sullivan, M.D.

STANLEY BLOOM, M.D.           Director                      May 15, 1997
---------------------------
Stanley Bloom, M.D.

WILLIAM F. BRENNAN, D.O.      Director                      May 15, 1997
---------------------------
William F. Brennan, D.O.

LEE HINDIN, M.D.              Director                      May 15, 1997
---------------------------
Lee Hindin, M.D.

ALEXANDER R. HOROWITZ, M.D.   Director                      May 15, 1997
---------------------------
Alexander R. Horowitz, M.D.

LOUIS KEELER, M.D.            Director                      May 15, 1997
---------------------------
Louis Keeler, M.D.

LINDA KORMAN, M.D.            Director                      May 15, 1997
---------------------------
Linda Korman, M.D.

SIGNATURE                         TITLE                         DATE
---------                         ---------                     ----

STEPHEN P. LANDAUER, M.D.         Director                      May 15, 1997
-----------------------------
Stephen P. Landauer, M.D.

MARK LEVEY, M.D.                  Director                      May 15, 1997
-----------------------------
Mark Levey, M.D.

MARTIN S. LEVINE, D.O.            Director                      May 15, 1997
-----------------------------
Martin S. Levine, D.O.

NANCY L. MUELLER, M.D.            Director                      May 15, 1997
-----------------------------
Nancy L. Mueller, M.D.

MARK T. OLESNICKY, M.D.           Director                      May 15, 1997
-----------------------------
Mark T. Olesnicky, M.D.

EMMONS G. PAINE, M.D.             Director                      May 15, 1997
-----------------------------
Emmons G. Paine, M.D.

FRED M. PALACE, M.D.              Director                      May 15, 1997
-----------------------------
Fred M. Palace, M.D.

BARRY PRYSTOWSKY, M.D.            Director                      May 15, 1997
-----------------------------
Barry Prystowsky, M.D.

THOMAS R.C. REUTTER, JR., D.O.    Director                      May 15, 1997
-----------------------------
Thomas R.C. Reutter, Jr., D.O.

HENRY D. ROSIN, M.D.              Director                      May 15, 1997
-----------------------------
Henry D. Rosin, M.D.

DAVID L. SIROTA, D.O.             Director                      May 15, 1997
-----------------------------
David L. Sirota, D.O.

VINCENT J. VIVONA, D.O., J.D.     Director                      May 15, 1997
-----------------------------
Vincent J. Vivona, D.O., J.D.