Form 10QSB
period 1997-06-30
PHYSICIAN HEALTHCARE PLAN OF NEW JERSEY INC
filed 1997-08-14
CIK 948547

                                   FORM 10-QSB

(Mark One)


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

/ / TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

                        COMMISSION FILE NUMBER 000-22719

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

Issuer's telephone number: (800) 337-4765


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 14, 1997, there were 4,631 shares of Common Stock outstanding.


Transitional Small Business Disclosure Format (Check one):  Yes _____  No __X__

                PHYSICIAN HEALTHCARE PLAN OF NEW JERSEY, INC.


                             INDEX TO FORM 10-QSB


PART I - FINANCIAL INFORMATION

         ITEM 1.  Financial Statements


                  Balance Sheets as of June 30, 1997 and December 31, 1996                     3

                  Statements of Operations for the Three Months Ended
                             June 30, 1997 and 1996                                            4

                  Statements of Operations for the Six Months Ended
                             June 30, 1997 and 1996                                            5

                  Statements of Changes in Shareholders' Equity for the Six Months Ended
                             June 30, 1997 and the Year Ended December 31, 1996                6

                  Statements of Cash Flows for the Six Months Ended
                             June 30, 1997 and 1996                                            7

                  Notes to Financial Statements                                                8

         ITEM 2.  Management's Plan of Operation                                               9


PART II - OTHER INFORMATION                                                                   11

         ITEM 1.  Legal Proceedings.

         ITEM 2.  Changes in Securities.

         ITEM 3.  [Omitted].

         ITEM 4.  [Omitted].

         ITEM 5.  Other Information.

         ITEM 6.  Exhibits and Reports on Form 8-K.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                  PHYSICIAN HEALTHCARE PLAN OF NEW JERSEY, INC.
                                 BALANCE SHEETS

                                                                   JUNE 30,          DECEMBER 31,
                                                                    1997                 1996
                                                                   --------          ------------
                                                                  UNAUDITED
ASSETS

    CURRENT ASSETS

        Cash and cash equivalents                               $  3,971,628        $  5,563,345
        Short-term investments                                       498,750           1,307,185
        Advances to management company                               414,973             430,929
        Reinsurance recoverable on claims payable                    345,984             300,000
        Prepaid and other assets                                     272,097             321,714
                                                                ------------        ------------

                TOTAL CURRENT ASSETS                               5,503,432           7,923,173

        Investments                                                2,465,502           2,651,139
        Furniture and equipment, net                                 304,487           1,320,867
        Other assets                                                      --              18,107
                                                                ------------        ------------

                         TOTAL ASSETS                           $  8,273,421        $ 11,913,286
                                                                ============        ============


LIABILITIES AND SHAREHOLDERS' EQUITY

    LIABILITIES

        Claims payable                                          $  2,568,702        $  1,544,647
        Accounts payable and accrued expenses                        839,926             782,428
        Funds held for reinsurer                                     261,415             328,789
        Other liabilities                                            205,703              85,679
                                                                ------------        ------------

                TOTAL LIABILITIES                                  3,875,747           2,741,543
                                                                ------------        ------------

    SHAREHOLDERS' EQUITY

        Common Stock, subject to redemption                       23,729,922          23,750,222
             (no par; 20,000 authorized; 4,631
               and 4,636 issued and outstanding)
        Paid in capital                                               66,690              43,214
        Net unrealized loss on investments                           (11,865)             (5,476)
        Retained deficit                                         (19,387,073)        (14,616,217)
                                                                ------------        ------------

                TOTAL SHAREHOLDERS' EQUITY                         4,397,674           9,171,743
                                                                ------------        ------------

               TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $  8,273,421        $ 11,913,286
                                                                ============        ============



                             See accompanying notes.

                  PHYSICIAN HEALTHCARE PLAN OF NEW JERSEY, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                          FOR THE THREE        FOR THE THREE
                                           MONTHS ENDED        MONTHS ENDED
                                          JUNE 30, 1997        JUNE 30, 1996
                                          -------------        -------------
REVENUE

        Premiums, net of reinsurance       $ 2,160,040        $   235,393
        Interest income, net                    83,367            126,084
        Other revenue                           27,366             12,742
                                           -----------        -----------

            TOTAL REVENUE                    2,270,773            374,219
                                           -----------        -----------

EXPENSES

        Medical costs                        3,077,077            189,846
        Professional services                1,242,481            976,115
        Compensation and benefits              314,126            854,335
        General and administrative             394,595            532,275
        Provision for Loss on                  760,000                 --
        Furniture and Equipment

        Insurance                               38,109             48,378
                                           -----------        -----------

            TOTAL EXPENSES INCURRED          5,826,388          2,600,949
                                           -----------        -----------

NET LOSS                                   $(3,555,615)       $(2,226,730)
                                           ===========        ===========

Net loss per common share                  $      (768)       $      (506)
                                           ===========        ===========


                             See accompanying notes.

                  PHYSICIAN HEALTHCARE PLAN OF NEW JERSEY, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                            FOR THE SIX        FOR THE SIX
                                          MONTHS ENDED         MONTHS ENDED
                                          JUNE 30, 1997       JUNE 30, 1996
                                          -------------       -------------
REVENUE

        Premiums, net of reinsurance       $ 4,216,303        $   328,549
        Interest income, net                   287,918            253,361
        Other revenue                           70,811             13,138
                                           -----------        -----------
            TOTAL REVENUE                    4,575,032            595,048
                                           -----------        -----------

EXPENSES

        Medical costs                        4,719,203            269,409
        Professional services                2,335,949          2,089,064
        Compensation and benefits              689,238          1,743,522
        General and administrative             768,471          1,100,143
        Provision for Loss on                  760,000                 --
                                           -----------        -----------
Furniture and Equipment
        Insurance                               73,027             97,656
                                           -----------        -----------

            TOTAL EXPENSES INCURRED          9,345,888          5,299,794
                                           -----------        -----------

NET LOSS                                   $(4,770,856)       $(4,704,746)
                                           ===========        ===========

Net loss per common share                  $    (1,030)       $    (1,188)
                                           ===========        ===========


                             See accompanying notes.


                  PHYSICIAN HEALTHCARE PLAN OF NEW JERSEY, INC.

                  PHYSICIAN HEALTHCARE PLAN OF NEW JERSEY, INC.
                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


       SIX MONTHS ENDED JUNE 30, 1997 AND THE YEAR ENDED DECEMBER 31, 1996


                                                                           NET
                                                                        UNREALIZED                              TOTAL
                                                      PAID IN          (LOSS) GAIN          RETAINED         SHAREHOLDERS'
                               COMMON STOCK           CAPITAL         ON INVESTMENTS        DEFICIT             EQUITY
                               ------------           -------         --------------        --------            ------
BALANCE AT                     $ 17,575,000        $    24,838        $    21,645        $ (6,106,450)       $11,515,033
DECEMBER 31, 1995


Common stock issued, net          6,250,222                                                  (700,000)         5,550,222


Common stock redeemed               (75,000)            18,376                                                   (56,624)
     (15 shares)

Net unrealized losses                                                     (27,121)                               (27,121)


Net loss                                                                                  (7,809,767)         (7,809,767)
                               ------------        -----------        -----------        ------------        -----------

BALANCE AT DECEMBER
 31, 1996                      $ 23,750,222        $    43,214        $    (5,476)       $(14,616,217)       $ 9,171,743
                               ============        ===========        ===========        ============        ===========


Common stock redeemed,              (20,300)            23,476                                                     3,176
 net (5 shares)

Change in net unrealized                                                   (6,389)                                (6,389)
 losses

Net loss                                                                                   (4,770,856)        (4,770,856)
                               ------------        -----------        -----------        ------------        -----------
BALANCE AT JUNE 30, 1997       $ 23,729,922        $    66,690        $   (11,865)       $(19,387,073)       $ 4,397,674
                               ============        ===========        ===========        ============        ===========



                             See accompanying notes.

                  PHYSICIAN HEALTHCARE PLAN OF NEW JERSEY, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                            FOR THE SIX        FOR THE SIX
                                                            MONTHS ENDED       MONTHS ENDED
                                                           JUNE 30, 1997       JUNE 30, 1996
                                                           -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES :

    Net Loss                                                $(4,770,856)       $(4,704,746)

    Adjustment to reconcile net loss to net cash used
    for operating activities :
          Loss on Disposal of Furniture and                     760,000                 --
          Equipment
          Depreciation and amortization                         143,788            283,112
          Advances to management company                         15,956         (1,699,362)
          Prepaid and other assets                               49,617             81,976
          Accounts payable and accrued expenses                  57,498            623,885
          Claims payable                                      1,024,055            160,365
          Reinsurance recoverable on unpaid losses              (45,984)                --
          Other liabilities                                     120,024             66,182
          Other assets                                           18,107                 --
          Funds held for reinsurer                              (67,373)                --
                                                            -----------        -----------
NET CASH PROVIDED BY (USED IN) OPERATING                     (2,695,168)        (5,188,588)
ACTIVITIES
                                                            -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES :

      Proceeds from sale of equipment                            20,373                 --
      Purchase of equipment                                          --           (127,710)
      Proceeds from investments matured                       3,517,675                 --
      Cost of investments acquired                           (2,437,773)                --
                                                            -----------        -----------
NET CASH PROVIDED BY (USED IN) INVESTING                      1,100,275           (127,710)
ACTIVITIES
                                                            -----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES :

    Common stock subscribed                                          --          5,729,850
    Redemption of common stock                                    3,176             (5,349)
                                                            -----------        -----------
NET CASH (USED IN) PROVIDED BY FINANCING                          3,176          5,724,501
ACTIVITIES
                                                            -----------        -----------
NET INCREASE (DECREASE) IN CASH AND CASH                     (1,591,717)           408,203
EQUIVALENTS
Cash and cash equivalents, beginning of period                5,563,345          5,308,465
                                                            -----------        -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                    $ 3,971,628        $ 5,716,668
                                                            ===========        ===========


                             See accompanying notes.

                  PHYSICIAN HEALTHCARE PLAN OF NEW JERSEY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1997
                                   (UNAUDITED)


1. UNAUDITED FINANCIAL STATEMENTS

The financial information for the three and six months ended June 30, 1997 and 1996 included herein is unaudited. Such information includes all adjustments, consisting of a normal and recurring nature, which in the opinion of management, are necessary for a fair presentation of the Company's Balance Sheets, and Statements of Operations, Changes in Shareholders' Equity and Cash Flows in accordance with generally accepted accounting principles. Such information should be read in conjunction with Management's Plan of Operation included herein and the Notes to Financial Statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996. The interim operating results are not necessarily indicative of the operating results for the full fiscal year.

2. SALE OF GROUP CONTRACTS AND PROVIDER AGREEMENTS

In an agreement dated June 26, 1997 (the "Agreement"), the Company contracted to assign and transfer to Medigroup of New Jersey, Inc. (the "Purchaser" or "HMO Blue") provider agreements and all group contracts in return for consideration based on HMO and PPO membership, but not less than $1 million. This transaction is conditioned upon the receipt of approvals from various parties, including, but not limited to, the Company's shareholders, the Commissioner of Health and Senior Services, and the Commissioner of Banking and Insurance of the State of New Jersey. In addition, Blue Cross and Blue Shield of New Jersey, Inc. ("BCBSNJ") has agreed to appoint certain physicians selected by the Company to several BCBSNJ and HMO Blue committees and to the board of HMO Blue's parent company. The Purchaser is a wholly owned subsidiary of Medigroup, which in turn is a wholly owned subsidiary of BCBSNJ, and the Purchaser operates an HMO in the State of New Jersey known as "HMO Blue".

3. MANAGEMENT AGREEMENT

Effective September 1, 1994, the Company entered into a management agreement with Medical Group Management, Inc. ("MGM"), a subsidiary of New Jersey State Medical Underwriters, Inc. ("NJSMU"). The management agreement with MGM provided, among other things, that MGM was responsible for all administration and management of the Company.

Effective July 1, 1997, the Company entered into a Management Services Agreement (the "Management Agreement") with the Purchaser. Under the terms of the Management Agreement, the Purchaser will provide the Company management and administrative services necessary for the operation of the Company including, but not limited to, claims processing, member services, enrollment, provider assistance, utilization management and financial services. The cost of such services will be based upon a per member per month fee, and will be lower than management fees previously paid by the Company.

In addition, the Company expects to engage The Pace Group, Inc. ("Pace") to provide certain management transition services and certain corporate financial and reporting assistance not otherwise provided by the Purchaser. The Company will pay Pace a retainer of $20,000 per month, applied against hourly billings for services and expenses.

Following the execution of the Management Agreement, the Company entered into negotiations with MGM to terminate the previous management agreement. In the interest of facilitating management transition, the Company expects the termination of the management agreement with MGM to be effective as of July 31, 1997.

4. SALE OF FIXED ASSETS

With the Purchaser's assumption of responsibility for management and administrative services through the Management Agreement, the Company has proposed to sell to MGM its fixed assets, chiefly furniture and computer equipment at its office location in Lawrenceville, New Jersey. MGM has offered approximately $260,000 for the Company's fixed assets, based primarily on a series of appraisals obtained from independent third party appraisal firms. The Company expects to close on the sale of fixed assets to MGM in a transaction to be effective as of July 31, 1997. Based on June 30, 1997 net book values for those fixed assets, the Company has recorded a $760,000 provision for loss on furniture and equipment during the three months ended June 30, 1997.

5. COMMITMENTS AND CONTINGENCIES

The Company leases office facilities and office equipment. Effective October 1, 1996, NJSMU assumed the Company's obligation under the office facilities lease and subleased 33% of the facility back to the Company under terms consistent with the original lease. As of the July 31, 1997 effective date of the termination of the MGM Management Agreement, the Company expects that the month-to-month lease for 9,351 square feet at 1009 Lenox Drive, Lawrenceville, New Jersey will be terminated and the Company will have no further obligation under such lease. Upon such termination, the Company will not occupy any space at any location.

6. REINSURANCE

The Company entered into a specific excess of loss reinsurance agreement with an admitted AAA rated reinsurer with a retention limit of $35,000 per member per year. Under the terms of the agreement, the Company pays a per memeber per month premium in exchange for reimbursement of medical claims exceeding the rentention limit. The Company has not recorded any reinsurance recoveries related to this agreement. In the event of the Company's insolvency. the reinsurer will continue to pay for services for the duration of the contract period for which payment has been made, not to exceed 31 days or until the time of discharge for members confined in an inpatient facility on the date of insolvency.

In 1996, the Company entered into an additional arrangement with a reinsurer to cover 100% of the out-of-network claims incurred related to the Point-of-service ("POS") product. Such arrangements are required by New Jersey regulations as preconditions for underwriting POS products. For both arrangements, the Company remains primains primarily liable as the direct insurer on all risks reinsured. In addition, all of the Company's reinsurance is placed with a single reinsurer.

In April 1997 the comapny renewed its reinsurance coverage under similar terms effective through December 31, 1997. With the announcement of the Agreement, the reinsurer has given notice of its intent to cancel the policy based on management changes. That cancellation is effective August 31, 1997.
Management will seek to renew the reinsurance without a lapse in coverage, but expects that any such renewal would occur at a somewhat higher premium.

ITEM 2.

MANAGEMENT'S PLAN OF OPERATION

         The Company is a New Jersey corporation, formed on January 10, 1994 under the sponsorship of private practicing physicians for the purpose of developing a statewide, physician-owned Health Maintenance Organization ("HMO").

         As of June 30, 1997, the number of shares outstanding from the Company's 1994 initial offering and the 1996 second offering of common stock is 4,631, resulting in net paid-in capital of $23,796,612.

         In addition to filing quarterly reports required of all New Jersey HMO's by the New Jersey Department of Banking and Insurance (the "Department"), the Company has continued to provide monthly reports to the Department, describing progress toward membership and financial goals, which the Department required as a result of a March 1997 meeting to review the Company's financial performance.

         As described in Footnote 2 of the Notes to Financial Statements, the Company has contracted to assign and transfer provider agreements and all group contracts to the Purchaser, subject to Shareholder and regulatory approvals. At the closing of such transaction, it is expected that the Company will wind down its operations and, ultimately, surrender its Certificate of Authority to the Department at such time as the Department is satisfied that all claims and liabilities arising prior to the date of closing of the transaction have been paid or provided for. The Company is unable to estimate at this time when such surrender would occur or what assets, if any, would be available for distribution to stockholders after the Company ceases operations.

         As noted in Footnote 4 of the Notes to Financial Statements the Company has proposed to sell to MGM its furniture and equipment. The Company also proposes to sell 8 automobiles, and has authorized MGM to effect such sales.

         The Company expects that it will sell to the Purchaser certain office equipment and file cabinets for a price of approximately $4,000. In addition, the Company expects that, in connection with the Purchaser's performance of management services, as described in Footnote 3, the Company will permit the Purchaser to use certain computer equipment and related property in return for the Purchaser maintaining the equipment, paying for insurance for the equipment and assuming the risk of loss or damage.

         Operations

         During the three months ended June 30, 1997, the Company's revenues increased from the comparable 1996 fiscal period by $1,896,554, with $1,924,647 attributable to increased enrollment in the HMO and Point-of-Service ("POS") products sold by the Company. The increase in premium revenue was partially offset by lower interest income attributable to declining investment balances over the preceding fiscal periods. Results for 1996 reflected limited sales dependent on the timing of the Company's COA approval by the Department in early 1996. At June 30, 1997, the Company reported total enrollment of 6,257 members, compared to only 880 at June 30, 1996. As reported in prior periods, the Company continues to record approximately 80% of member-months (each representing one enrollee for one month of coverage) in its POS products. Notwithstanding the increase in enrollment, the Company has not met its targets for enrollment because of significant competitive pressures in its marketplace.

         Medical costs increased $2,887,224 from the comparable 1996 fiscal period reflecting the enrollment increase described earlier, coupled with a recent increase in claims payments. In May and June, 1997, claims payments experienced a substantial increase to approximately $888,000 and $1,036,000, respectively, compared to an average of $324,000 per month for the period January-April, 1997. Those increased claims payments have resulted from increases in the number of claims per member, and increases in the average cost per claim. In addition to increased utilization of medical services by the HMO membership, weekly reporting from the claims processor identified reductions in claims inventory during this period.

         As in prior periods the Company recorded its IBNR claims reserve based on an evaluation of the Company's historical data by an independent actuary. The claims reserve recorded by the Company is at the high end of the actuary's suggested range.

         As noted in Footnote 6 of the Notes to Financial Statements, the Company's reinsurer has given notice of its intent to cancel the Company's reinsurance policies based on management changes effective August 31, 1997. Management will seek to renew the reinsurance without a lapse in coverage, but expects that any such renewal would occur at a somewhat higer premium. No assurance can be given that coverage can be renewed on terms acceptable to the Company. Any failure to renew coverage could have a material adverse effect on the Company's ability to write POS coverage in the future.

         No tax benefits for operating losses have been recognized in the financial statements because the realization of such benefits would be dependent upon achieving future operating profits, which cannot be reasonably assured.

         All other expense categories (Professional services, Compensation and benefits, General and administrative, and Insurance) decreased a total of $411,523 from the comparable 1996 fiscal period, primarily reflecting (a) reduced advertising, (b) reduced permanent staffing partially offset by consultants and other temporary staffing, and (c) reduced occupancy costs resulting from an assignment-sublease arrangement effective October 1, 1996. As noted in Footnote 4 of the Notes to Financial Statements, the Company recorded a Provision for Loss on Furniture and Equipment of $760,000, reflecting its intent to dispose of fixed assets that will no longer be needed at the best available price based upon a series of independent appraisals.

Financial Condition

         During the first six months of 1997, the Company incurred a net loss of $4,770,856, with operations requiring the use of $2,695,168 in cash. The Company obtained the funds to finance its operating deficit by withdrawing $1,591,717 from Cash and cash equivalents, $808,425 from Short-term investments, and $185,637 in Investments. In addition the Company incurred the $760,000 write-off described in Footnote 4 of the Notes to Financial Statements, reflecting the appraised value of fixed assets no longer needed for Company operations which have been turned over to the Purchaser. The new Management Agreement with the Purchaser is described in Footnote 3 of the Notes to Financial Statements.
Taken together these changes account for the $3,639,865 decline in total assets. The State of New Jersey imposes a minimum net worth requirement of $1,000,000. As of June 30, 1997, the Company's statutory net worth was $4,323,843, or approximately $3.3 million above the minimum.

         The discussion in this Quarterly Report contains certain forward-looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The statements should not be regarded as a representation by the Company that the expectations or plans of the Company will be achieved. Actual results or events could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, the effect of requirements imposed by regulatory agencies, the amount of claims submitted by members enrolled in the Company's health care plans, the further development of negotiations with parties with whom the Company proposes to enter into transactions and the conditions of the marketplace in which the Company operates.


PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

There are no legal proceedings pending against the Company which, if successful, would materially adversely affect the operations or financial condition of the Company.

ITEM 2. CHANGES IN SECURITIES.

The Board of Directors of the Company approved on July 15, 1997 a resolution to place a moratorium on redemptions of the Company's common stock for any reason, including reasons set forth in the Company's by-laws, because of the prospect that the satisfaction of all prospective redemption obligations could cause the Company to be in "precarious financial condition" as that term is defined in the Company's prospectus dated November 9, 1995 and included in the Company's registration statement on Form SB-2, SEC file no. 33-94826-NY. As a result, the Company will not be required to redeem a stockholder's shares of the Company's common stock in the event that the stockholder requests such redemption in connection with an event described in the Company's by-laws, or in connection with the failure of the Company to credential the stockholder as a provider under the Company's health care plans, or for any other reason.

ITEM 3. [Omitted.]

ITEM 4. [Omitted.]

ITEM 5. OTHER INFORMATION.

The following directors have resigned during 1997: Raymond Kenny, M.D., Stephen
P. Landauer, M.D., Henry D. Rosin, M.D., and Ian Samson, M.D.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(A) EXHIBITS

      Reference is made to the Index of Exhibits hereinafter contained on Page
      12.

(B) REPORTS ON FORM 8-K.

      No reports on Form 8-K were filed during the quarter for which this report on Form 10-QSB is being filed.

                                INDEX TO EXHIBITS

EXHIBIT NO.                                            EXHIBIT
-----------                                            -------

3.1 Amended and restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form SB-2) 3.2 Amended and restated By-Laws (incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form SB-2)

4.1 Secondary Offering Prospectus, as approved by the Securities Exchange Commission on November 9, 1995, detailing rights of security holders (incorporated by reference to the Registrant's Registration Statement on Form SB-2) 10.1 Physician Participation Agreement with Registrant, and amendment thereto (incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1995)

10.2 Hospital Letter of Agreement with Registrant (incorporated by reference to Exhibit 10.2 to the Registrant's Registration Statement on Form SB-2) 10.3 Hospital Participation Agreement with Registrant


10.4 Revised Management Agreement by and between Medical Group Management, Inc. and the Registrant (incorporated by reference to Exhibit 10.8 to the Registrant's Registration Statement on Form SB-2) 10.5 Capital Management Agreement between New England Asset Management and Registrant (incorporated by reference to Exhibit 10.9 to the Registrant's Registration Statement on Form SB-2)

10.6 Letter of Intent between Acordia of Southern California and Medical Group Management, Inc. (incorporated by reference to Exhibit 10.10 to the Registrant's Registration Statement on Form SB-2) 10.7 Lease for Registrant's facility (incorporated by reference to Exhibit 10.11 to the Registrant's Registration Statement on Form SB-2)

10.7     Lease for Registrant's facility (incorporated by reference to Exhibit
         10.11 to the  Registrant's Registration Statement on SB-2).

10.8 Assignment and Assumption of Lease Agreement dated as of February 11, 1997. (Filed herewith).

10.9 Agreement between the Registrant and Medigroup of New Jersey, Inc. dated as of June 26, 1997.

10.10 Management Services Agreement between the Registrant and Medigroup of New Jersey, Inc. dated as of June 26, 1997.

27       Financial Data Schedule

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   PHYSICIAN HEALTHCARE PLAN OF NEW JERSEY, INC.

                                   BY :  /S/ JOSEPH BILLOTTI, M.D.
                                         ------------------------------
                                             Joseph Billotti, M.D.
                                                   Chairman


  /S/   BARRY MASSEY
  ----------------------------
        Barry Massey
  Senior Consultant of the Pace Group, Inc.
  (Acting in the capacity of Principal
  Accounting Officer and Principal Financial
  Officer of the Registrant)

                             DATED: August 14, 1997