Form 10QSB
period 1997-09-30
PHYSICIAN HEALTHCARE PLAN OF NEW JERSEY INC
filed 1997-11-17
CIK 948547

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1997.

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _____ to _____.

                        COMMISSION FILE NUMBER 000-22719

                PHYSICIAN HEALTHCARE PLAN OF NEW JERSEY, INC.
         (Name of small business issuer as specified in its charter.)

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

State the number of share outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 30, 1997, there were 4,631 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes ___   No  X

                              Index to Form 10-QSB

Part I - Financial Information

         Item 1. Financial Statements

                  Balance Sheets as of September 30, 1997 and December 31, 1996                   3

                  Statements of Operations for the Three and Nine Months Ended
                           September 30, 1997 and 1996                                            4

                  Statements of Changes in Shareholders' Equity for the Nine Months Ended
                           September 30, 1997 and the Year Ended December 31, 1996                5

                  Statements of Cash Flows for the Nine Months Ended
                           September 30, 1997 and 1996                                            6

                  Notes to Financial Statements                                                   7

        Item 2.   Management's Plan of Operation


Part II - Other Information

      Item 1.     [Omitted]

      Item 2.     [Omitted]

      Item 3.     [Omitted]

      Item 4.     [Omitted]

      Item 5.     [Omitted]

      Item 6.     Exhibits and Reports on Form 8-K

Part I - Financial Information

Item 1. Financial Statements


                  PHYSICIAN HEALTHCARE PLAN OF NEW JERSEY, INC.
                                 BALANCE SHEETS

                                                 SEPTEMBER 30,     DECEMBER 31,
                                                     1997             1996
-------------------------------------------------------------------------------
                                                  Unaudited
ASSETS

   Current Assets
      Cash and cash equivalents                  $5,864,630         $  5,563,345
      Short-term investments                                          1,307,185
      Advances to management company                                    430,929
      Reinsurance recoverable on claims payable     500,243             300,000
      Prepaid and other assets                      390,334             321,714
                                                                   ------------

            Total current assets                  6,755,207         $  7,923,173

      Investments                                 2,166,486           2,651,139
      Furniture and equipment, net                                    1,320,867
      Other assets                                                       18,107
                                                                   ------------

            Total assets                         $8,921,693           11,913,286

Liabilities and Shareholders' Equity

   Liabilities

      Claims Payable                             $2,935,106           1,544,647
      Accounts payable and accrued expenses         793,717             782,428
      Funds held for reinsurer                      547,883             328,789
      Due to management company                     200,000
      Deposit from Purchaser (note 2)               500,000
      Other liabilities                              75,534              85,679
                                                                   ------------

            Total Liabilities                     5,052,240           2,741,543

   Shareholders' Equity

      Common Stock, subject to redemption        23,729,922          23,750,222
         (no par; 20,000 authorized; and 4,636
         issued and outstanding)
      Paid in capital                                66,690               43,214
      Net unrealized loss on investments            (4,706)              (5,476)
      Retained deficit                         (19,922,453)         (14,616,217)
                                                                   ------------

            Total shareholders' equity           $3,869,453            9,171,743

                  Total liabilities and
                    shareholders' equity         $8,921,693         $ 11,913,286

                             See accompanying notes.

                  PHYSICIAN HEALTHCARE PLAN OF NEW JERSEY, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                 FOR THE THREE     FOR THE THREE      FOR THE NINE       FOR THE NINE
                                                  MONTHS ENDED      MONTHS ENDED      MONTHS ENDED       MONTHS ENDED
                                                 SEPTEMBER 30,     SEPTEMBER 30,      SEPTEMBER 30,     SEPTEMBER 30,
                                                      1997              1996              1997               1996
REVENUE

   Premiums earned                               $2,154,001         $   541,005       $6,370,304         $   869,554
   Interest income, net                             121,752             172,968          409,670             426,329
   Other revenue                                     38,656              22,836          109,467              35,974
                                                 ----------         -----------       ----------         -----------

      Total Revenue                              $2,314,409             736,809       $6,889,441           1,331,857

EXPENSES

   Medical costs                                  1,965,165             589,091        6,684,368             858,500
   Professional services                            331,037             848,555        2,666,986           2,937,619
   Compensation and benefits                             --             525,918          689,238           2,269,440
   General and administrative                       519,568             439,583        1,288,039           1,539,726
   Provision for loss on equipment
     and furniture                                       --                  --          760,000                  --
   Insurance                                         34,019              31,890          107,046             129,546
                                                -----------         -----------       ----------         -----------

      Total expenses incurred                     2,849,789           2,435,037       12,195,677           7,734,831
                                                -----------         -----------       ----------         -----------

Net Loss                                        $(535,380)          $(1,698,228)     $(5,306,236)        $(6,402,974)
                                                -----------         -----------      -----------         -----------

     Net loss per common share                  $    (115)          $      (340)     $    (1,145)        $    (1,528)
                                               ============         ============     ============        ============

                             See accompanying notes.

                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

    NINE MONTHS ENDED SEPTEMBER 30, 1997 AND THE YEAR ENDED DECEMBER 31, 1996

                                                                              Net
                                       Common               Paid in        Unrealized            Retained                Total
                                        Stock               Capital        (Loss) Gain            Deficit             Shareholders'
                                                                               on                                         Equity
                                                                           Investments
                                     ------------           -------          --------           ------------           ------------
Balance at December 31, 1995         $ 17,575,000           $24,838          $ 21,645           $ (6,106,450)          $ 11,515,033

Common stock issued, net                6,250,222                                                   (700,000)             5,550,222

Common stock redeemed                     (75,000)           18,376                                                         (56,624)
  (15 shares)

Net unrealized losses                                                         (27,121)                                      (27,121)

Net loss                                                                                          (7,809,767)            (7,809,767)

                                     ------------           -------          --------           ------------           ------------
Balance at December 31, 1996         $ 23,750,222           $43,214          $ (5,476)          $(14,616,217)          $  9,171,743
                                     ============           =======          ========           ============           ============

Common stock redeemed, net                (20,300)           23,476                                                           3,176
   (5 shares)

Change in net unrealized                                                          770                                            770
  losses

Net loss                                                                                          (5,306,236)            (5,306,236)
                                     ------------           -------          --------           ------------           ------------
Balance at September 30, 1997        $ 23,729,922           $66,690          $ (4,706)          $(19,922,453)          $  3,869,453
                                     ============           =======          ========           ============           ============

                  PHYSICIAN HEALTHCARE PLAN OF NEW JERSEY, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                        For the Nine                  For the Nine
                                                        Months Ended                  Months Ended
                                                        September 30,                 September 30,
                                                            1997                          1996
-----------------------------------------------------------------------------------------------------
Cash flows from operating activities:

   Net Loss                                              $(5,306,236)                  $(6,402,974)

   Adjustment to reconcile net loss to net
        cash used for operating activities:

      Loss on Disposal of Furniture and Equipment            760,000

      Depreciation and amortization                          144,716                       341,746

      Advances to management company                         430,929                      (617,334)

      Prepaid and other assets                               (50,513)                     (183,265)

      Accounts payable and accrued expenses                  211,289                       223,084

      Claims payable                                       1,390,459                       341,134

      Deposit from Purchaser                                 500,000                            --

      Reinsurance recoverable on claims payable             (200,243)                      184,525

      Funds held for reinsurer                               219,094                            --

      Other liabilities                                      (10,145)                      305,140
                                                          -----------                  -----------
   Net cash used in operating activities                  (1,910,650)                   (5,807,944)
                                                          -----------                  -----------

Cash flows from investing activities:

      Purchase of investments                             (2,424,995)                           --

      Proceeds from investments matured                    4,281,804                            --

      Purchase of equipment                                       --                      (125,481)

      Proceeds from sale of equipment                        351,950                            --

      Purchase of short term investments, net                     --                      (922,647)
                                                          -----------                  -----------

   Net cash provided (used) in investing activities        2,208,759                    (1,048,128)
                                                          -----------                  -----------

Cash flows from financing activities:

      Common stock subscribed                                     --                     5,998,000

      Redemption of common stock                               3,176                        (6,624)
                                                           -----------                 -----------

   Net cash provided by financing activities                   3,176                     5,991,376

                                                           -----------                 -----------
Net increase (decrease) in cash and cash equivalents         301,285                      (864,696)

Cash and cash equivalents, beginning of period             5,563,345                     5,308,465
                                                           -----------                 -----------

Cash and cash equivalents, end of period                  $5,864,630                   $ 4,443,769
                                                          ===========                  ===========

                  PHYSICIAN HEALTHCARE PLAN OF NEW JERSEY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                   (UNAUDITED)

1. UNAUDITED FINANCIAL STATEMENTS

The financial information for the three and nine months ended September 30, 1997 and 1996 included herein is unaudited. Such information includes all adjustments, consisting of a normal and recurring nature, which in the opinion of management, are necessary for a fair presentation of the Company's Balance Sheets, and Statements of Operations, Changes in Shareholders' Equity and Cash Flows in accordance with generally accepted accounting principles. Such information should be read in conjunction with Management's Plan of Operation included herein and the Notes to Financial Statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996. The interim operating results are not necessarily indicative of the operating results for the full fiscal year.

2. SALE OF GROUP CONTRACTS AND PROVIDER AGREEMENTS

In an agreement dated June 26, 1997 (the "Agreement"), the Company contracted to assign and transfer to Medigroup of New Jersey, Inc. (the "Purchaser" or "HMO Blue") provider agreements and all group contracts in return for consideration based on HMO and PPO membership, but not less than $1 million. A $500,000 deposit from the Purchaser has been reflected in the September 30, 1997 balance sheet. This transaction is conditioned upon the receipt of approvals from various parties, including, but not limited to, the Company's shareholders, the Commissioner of Health and Senior Services, and the Commissioner of Banking and Insurance of the State of New Jersey. In addition, Blue Cross and Blue Shield of New Jersey, Inc. ("BCBSNJ") has agreed to appoint certain physicians selected by the company to several BCBSNJ and HMO Blue committees and to the board of HMO Blue's parent company. The purchaser is a wholly owned subsidiary of Medigroup, which in turn is a wholly owned subsidiary of BCBSNJ, and the Purchaser operates an HMO in the State of New Jersey known as "HMO Blue".

On October 24, 1997, the Purchaser made a filing with the Department of Health and Senior Services and the Department of Banking and Insurance of the State of New Jersey to gain required regulatory approvals for the proposed assignment and transfer of provider agreements and group contracts.

In September, 1997, the Health Care Payers Coalition of New Jersey ("HCPC") advised the Company of HCPC's decision not to renew its contract with the Company. Therefore, the relationship will end as of February 28, 1998. HCPC consists of self-funded, union health plans, and is the largest single customer for the Company's Preferred Provider Organization ("PPO") network. For the current reporting period, HCPC accounted for substantially all the "Other revenue" reported by the Company. As noted earlier, the Agreement provides for consideration based on HMO and PPO membership. The portion of the consideration attributable to PPO membership is to be calculated and paid on the first anniversary of the closing under the Agreement. Therefore, assuming the HCPC relationship ends as scheduled on February 28, 1998, the Purchaser will not make any payment to the Company for PPO membership.

3. MANAGEMENT AGREEMENT

Effective September 1, 1994, the Company entered into a management agreement with Medical Group Management, Inc. ("MGM"), a subsidiary of New Jersey State Medical Underwriters, Inc. ("NJSMU"). The management agreement with MGM provided, among other things, that MGM was responsible for all administration and management of the company. This agreement was terminated effective as of July 31, 1997.

Effective July 1, 1997, the Company entered into a Management Services Agreement (the "Management Agreement") with the Purchaser. Under the terms of the Management Agreement, the Purchaser is providing the Company management and administrative services necessary for the operation of the Company including, but not limited to, claims processing, member services, enrollment, provider assistance, utilization management and financial services. The cost of such services is based upon a per member per month fee, and is lower than management fees previously paid by the Company. The Management Agreement has been approved by the Department of Banking and Insurance, conditioned upon approval by the Department of Health and Senior Services. Management fees expensed on the three months ended September 30, 1997 were $274,700.

In addition, effective August 1, 1997, the Company engaged The Pace Group, Inc. ("Pace") to provide certain management transition services and certain corporate financial and reporting assistance not otherwise provided by the Purchaser. The Company is paying Pace a retainer of $20,000 per month, applied against hourly billings for services and expenses.

4. SALE OF FIXED ASSETS

With the Purchaser's assumption of responsibility for management and administrative services through the Management Agreement, the Company sold MGM its fixed assets, chiefly furniture and computer equipment at its former office location in Lawrenceville, New Jersey. MGM paid $258,327 for the Company's fixed assets, based primarily on a series of appraisals obtained from independent third party appraisal firms. A provision for loss on furniture and equipment of $760,000 was recorded during the three months ended June 30, 1997.

On August 26, 1997, the Company sold to the Purchaser certain office equipment and file cabinets. The Purchaser paid $3,975 for the equipment and furniture. In addition, the Company has agreed to permit the Purchaser to use certain computer equipment and related property in connection with the Purchaser's performance of management services in return for the Purchasers maintaining the equipment, paying for insurance for the equipment and assuming the risk of loss or damage. While recording the provision for loss of furniture and equipment during the three months ended June 30, 1997, the Company wrote off the property balances associated with this computer equipment and related property.

In July, 1997, the Company's eight automobiles were sold for aggregate price of $69,500.

5. COMMITMENTS AND CONTINGENCIES

Prior to executing the Management Agreement with the Purchaser, the Company leased office facilities and office equipment at its former location in Lawrenceville, New Jersey. Effective October 1, 1996, NJSMU assumed the Company's obligation under the office space lease and subleased 33% of the facility back to the Company under terms consistent with the original lease. As of June 30, 1997, the Company's obligation to pay rent terminated, and as of July 31, 1997, the Company vacated the space it previously subleased and the Company ceased to occupy any space at any location.

6. REINSURANCE

The Company has renewed its reinsurance coverage to cover claims incurred through December 31, 1997 or the closing date of the transaction with the Purchaser, whichever occurs first, and paid within an additional 90 days. An endorsement is being negotiated to extend the paid period for claims incurred to one year from date of closing or December 31, 1998, whichever is earlier.


ITEM 2.

MANAGEMENT'S PLAN OF OPERATION

      The Company is a New Jersey corporation, formed on January 10, 1994 under the sponsorship of private practicing physicians for the purpose of developing a statewide, physician-owned Health Maintenance Organization ("HMO").

      As of September 30, 1997, the number of shares outstanding from the Company's 1994 initial offering and the 1996 second offering of common stock is 4,631, resulting in paid-in capital of $23,796,612.

      In addition to filing quarterly reports required of all New Jersey HMO's by the New Jersey Department of Banking and Insurance (the "Department"), the Company has continued to provide monthly reports to the Department, describing progress toward membership and financial goals, which the Department required as a result of a March, 1997 meeting to review the Company's financial performance.

      As described in Note 2 of the Notes to Financial Statements at September 30, 1997, the Company has contracted to assign and transfer provider agreements and all group contracts to the Purchaser, subject to shareholder and regulatory approvals. At the closing of such transaction, it is expected that the Company will wind down its operations and, ultimately, surrender its Certificate of Authority ("COA") to the Department at such time as the Department is satisfied that all claims and liabilities arising prior to the date of closing of the transaction have been paid or provided for. The Company is unable to estimate at this time when such surrender would occur or what assets, if any, would be available for distribution to stockholders after the Company ceases operations.

      As noted in Note 4 of the Notes to Financial Statements at September
30, 1997, the Company on July 31, 1997, sold its furniture and equipment to MGM for $258,327, recognizing a provision for loss on furniture and equipment of $760,000. In addition, the Company sold eight automobiles for an aggregrate price of $69,500 in July, 1997.

      The Company also sold to the Purchaser certain office equipment and file cabinets for approximately $3,975 on August 26, 1997. In addition, the Company has agreed to permit the Purchaser, in connection with the Purchaser's performance of management services as described in Note 3 of the Notes to Financial Statements at September 30, 1997, to use certain computer equipment and related property in return for the Purchaser maintaining the equipment, paying for insurance for the equipment and assuming the risk of loss or damage.

      During the three months ended September 30, 1997, the Company's revenues increased from the comparable 1996 fiscal period by approximately $1,613,000, with $1,354,000 or 84% of the increase attributable to increased enrollment in the HMO and Point of service ("POS") products sold by the Company. Results for 1996 reflected limited sales due in part to the timing of the Company's COA approval by the Department in early 1996.

      During the nine months ended September 30, 1997, the Company's revenues increased from the comparable 1996 fiscal period by approximately $5,501,000, with $4,670,000 or 85% of the increased attributable to increased enrollment in the HMO and POS products sold by the Company. Results for 1996 reflected limited sales due in part to the timing of the Company's COA approval by the Department in early 1996. As reported in prior periods, the Company continued to record approximately 80% of member-months (each representing one enrollee for one month of coverage) in its POS products. Notwithstanding the increase in enrollment, the Company has not met its targets for enrollment because of significant competitive pressures in its marketplace.

      During the fiscal quarter ended September 30, 1997, the Company identified approximately 800 HMO and POS members whose premiums had not been paid to the Company when due. The Company will notify affected employers that their HMO or POS coverage had been terminated, effective with the date of premium lapse. The Company has not recorded premium revenues for those groups for any period past the date of lapse in premium payment.

      During the three months ended September 30, 1997, the Company's medical costs increased from the comparable 1996 fiscal period by approximately $1,376,000, reflecting the enrollmnet increase described earlier and higher medical costs per member. The Company's medical costs decreased from 108% of premium revenue to 91% of premium revenue. This decline was largely attributable to favorable claims development in the third quarter of 1997.

      The higher medical costs in the second quarter and the increase in the number of medical claims reserve at June 30, 1997 were principally attributable to materially higher claims payments during the three months ended June 30, 1997. During the three months ended September 30, 1997, claims payment volumes returned to the lower levels experienced previously. Subsequent review of higher claims payment volumes during the second fiscal quarter of 1997 has identified two causes for the second quarter increase; the change in claim processing centers from California to Indiana and the increase in providers' submission of claims resulting from their perception that claims should be submitted prior to the consummation of the transaction with the Purchaser. As in prior periods, the Company recorded its IBNR claims reserve based on an evaluation of the Company's historical data by an independent actuary. The claims reserve recorded by the Company at September 30, 1997 is at the high end of the actuary's suggested range.

      During the nine months ended September 30, 1997, the Company's medical costs increased from the comparable 1996 fiscal period by approximately $5,825,000, also reflecting the enrollment increase described earlier and higher medical costs per member.

      As noted in Note 6 of the Notes to Financial Statements at September 30, 1997, the Company has renewed its reinsurance coverage to cover claims incurred through December 31, 1997 or the closing date of the transaction with the Purchaser, whichever occurs first, and paid within an additional 90 days. Management is currently negotiating to extend the incurred claims paid period to one year from the date of closing or December 31, 1998, whichever is earlier. No assurance can be given that coverage can be extended on terms acceptable to the Company. Failure to extend coverage could have an adverse effect on the Company's ability to reimburse a claim incurred prior to the date of closing and paid more than 90 days after the date of closing.

      No tax benefits for operating losses have been recognized in the financial statements because the realization of such benefits would be dependent upon achieving future operating profits, which cannot be reasonably assured.

      During the three months ended September 30, 1997, all non-medical expense categories decreased a total of $961,000 from the comparable 1996 fiscal period primarily reflecting the shift in operations to the Management Agreement with the Purchaser at a lower fee than previously paid and the termination of all Company employees effective July, 1997.

      During the nine months ended September 30, 1997, all non-medical expense categories decreased a total of $1,365,000 from the comparable 1996 fiscal period, reflecting the shift in operations, layoff of employees and termination of office space lease described earlier.

      During the first nine months of 1997, the Company incurred a net loss of $5,306,000, with operations requiring the use of $1,911,000 in cash. The Company obtained the funds to finance its operating deficit by withdrawing $1,857,000 from short-term investments, and $352,000 from the sale of certain fixed assets as described in Note 4 of the Notes to Financial Statements at September 30, 1997.

      Taken together, these changes account for the $2,992,000 decline in total assets. The State of New Jersey imposes a minimum net worth requirement of approximately $1,037,000. As of September 30, 1997, the Company's statutory net worth was $3,860,000, or $2,823,000 above that minimum.

      The Board of Directors of the Company approved on July 15, 1997 a resolution to place a moratorium on redemptions of the Company's common stock for any reason, including reasons set forth in the Company's by-laws, because of the prospect that the satisfaction of all prospective redemption obligations could cause the Company to be in "precarious financial condition" as that term is defined in the Company's prospectus dated November 9, 1995 and included in the Company's registration statement on Form SB-2, SEC file no. 33-94826-NY. As a result the Company will not be required to redeem a stockholder's shares of the Company's common stock in the event that the stockholder requests such redemption in connection with an event described in the Company's by-laws, or in connection with the failure of the Company to credential the stockholder as a provider under the Company's health care plans, or for any other reason.

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

PART II -- OTHER INFORMATION

ITEM 1. [Omitted.]

ITEM 2. [Omitted.]

ITEM 3. [Omitted.]

ITEM 4. [Omitted.]

ITEM 5. [Omitted.]

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(A) EXHIBITS

Reference is made to the Index of Exhibits hereinafter contained on Page nn.

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

                  PHYSICIAN HEALTHCARE PLAN OF NEW JERSEY, INC.

                  BY:  /s/    JOSEPH BILLOTTI, M.D.
                       ----------------------------
                        Joseph Billotti, M.D.
                                Chairman

  /s/       BARRY MASSEY
  ----------------------
      Barry Massey
      Title..............


                            DATED: November 14, 1997

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

 10.2 Hospital Letter of Agreement with Registrant (incorporated by reference to Exhibit 10.2 to the Registrant's Registration
                  Statement on Form SB-2)

 10.3 Hospital Participation Agreement (incorporated by reference to Exhibit 10.3 to the Registrant's Registration Statement on Form SB-2)

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

 10.7 Lease for Registrant's facility (incorporated by reference to Exhibit 10.11 to the Registrant's Registration Statement on
                  Form SB-2)

 10.8             Assignment and Assumption of Lease Agreement dated February
                  11, 1997 (incorporate by reference to Exhibit 10.8 in the Registrant's Registration Statement Form SB-2)

 10.9             Agreement between the Registrant and Medigroup of New Jersey,
                  Inc. dated as of June 26, 1977 (incorporated by reference to Exhibit 10.9 to the Registrant's Form 10-QSB for quarter ended June 30, 1997)

10.10             Management Services Agreement between the Registrant and
                  Medigroup of New Jersey, Inc. dated as of June 26, 1997
                  (incorporated by reference to the Registrat's Form 10-QSB for quarter ended June 30, 1997)

10.11             Termination and Release Agreement by and between Medical
                  Group Management, Inc. and Physician Healthcare Plan of
                  New Jersey, Inc., Dated as of July 31, 1997.

10.12             Letter Agreement between Medigroup of New Jersey, Inc. and
                  Physician Healthcare Plan of New Jersey, Inc., dated as of
                  August 26, 1997, relating to the sale of certian fixed assets.

10.13             Services Agreement between The Pace Group, Inc. and Physician
                  Healthcare Plan of New Jersey, Inc., dated as of August 1,
                  1997.

10.14             Agreement between Medigroup of New Jersey, Inc. and Physician
                  Healthcare Plan of New Jersey, Inc., dated July 25, 1997, relating to the use of certian computer equipment.

 27               Financial Data Schedule

                                SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                Physician Healthcare Plan of New Jersey, Inc.

                By: /s/   Joseph Billotti, M.D.
                    ---------------------------
                          Joseph Billotti, M.D.
                                Chairman

/s/     Barry Massey
--------------------
        Barry Massey

        Senior Consultant of The Pace Group, Inc.
        -----------------------------------------
        (Acting in the capacity of Principal Accounting Officer and Principal
        ---------------------------------------------------------------------
        Financial Officer of the Registrant)
        ------------------------------------

                             Dated: November 14, 1997