Form 10KSB
period 1997-12-31
PHYSICIAN HEALTHCARE PLAN OF NEW JERSEY INC
filed 1998-04-29
CIK 948547

                                   FORM 10-KSB

(Mark One)

/X/      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934

For the fiscal year ended December 31, 1997

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from               to

COMMISSION FILE NUMBER 000-22719

                  PHYSICIAN HEALTHCARE PLAN OF NEW JERSEY, INC.
                 (Name of small business issuer in its charter)

         New Jersey                                              22-3273637
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

c/o The Pace Group, Inc., 12160 Abrams Road, Suite 409, Dallas, TX      75243
(Address of principal executive offices)                              (zip code)

Issuer's telephone number including area code:  (800) 422-5611

         Securities registered under Section 12(b) of the Exchange Act:

None

         Securities registered under Section 12(g) of the Exchange Act: Common Stock, no par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Check if there was no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosures will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

State issuer's revenues for the most recent fiscal year: $11,118,557.

There is no current market for this stock. However, the aggregate value of voting stock held by non-affiliates, computed by reference to the book value at December 31, 1997 was $4,798,268.

As of December 31, 1997, there were 4,629 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes / / No /X/

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

ITEM 1: DESCRIPTION OF BUSINESS

OVERVIEW

Overview

         The Company is a New Jersey corporation, formed on January 10, 1994 under the sponsorship of private practicing physicians for the purpose of developing a statewide physician-owned and directed health maintenance organization. The Company's HMO and PPO operations were sold on December 19, 1997, as described below.

         In December 1994, the Company filed an application for a Certificate of Authority ("COA") to operate as an HMO in five counties in New Jersey, which application was approved effective August 28, 1995. The Company was not permitted to solicit business until a Certificate of Authority was obtained. The Company commenced marketing its HMO plans to persons living in the five county area and issued its first policy in November 1995. In September 1995, the Company filed an application to amend its Certificate of Authority to expand its service area to cover the entire State of New Jersey. The amendment was approved effective January 29, 1996. The Company received federal trademark registration for its name, for the acronym PHPNJ and for the stylized "P" logo which contains a cutout in the shape of New Jersey.

         On March 4, 1994, the Company commenced an initial offering for the purpose of raising capital necessary to fund operations until the Company received its Certificate of Authority and subsequently to fund operational deficits until such time as the Company began operating at a profit. On November 9, 1995, the Company commenced a second offering for the purpose of expanding the Company's existing network of physicians, expanding the Company's programs and infrastructure and enhancing the Company's capital position. The initial offering resulted in proceeds of approximately $17,500,000 and the second offering resulted in proceeds of approximately $6,250,000.

         The Company devoted substantial efforts to developing and credentialing its health care delivery network, and health plans particularly for the small employer marketplace in New Jersey. As of December 19, 1997, the Company had entered into approximately 1,400 Physician Participation Agreements with physicians who have been credentialed, and 81 contracts with inpatient care facilities. In addition, the Company had negotiated contracts for the provision of certain ancillary services such as prescription benefits. The Company has developed HMO, preferred provider organization ("PPO") and point-of-service ("POS") products. As of December 19, 1997, the Company had 6,257 members enrolled in its plans, with approximately 80% of such members enrolled in a POS plan.

         Since inception, the Company has engaged a management company to provide substantially all management and administrative services, including but not limited to, financial services, member and provider support services, provider credentialing, and claims processing. Until July 1997, the Company was managed by Medical Group Management, Inc. ("MGM"), a subsidiary of the New Jersey State Medical Underwriters, Inc., which in turn is a subsidiary of the Medical Society of New Jersey. That arrangement with MGM terminated in July 1997 and the Company entered into a Management Agreement with Medigroup of New Jersey, Inc. ("HMO Blue" or the "Purchaser") effective July 1, 1997. HMO Blue managed the Company's operations until December 19, 1997, when it purchased the Company's HMO and PPO operations pursuant to an Agreement dated as of June 26, 1997 (the "Agreement"). In addition, the Company has a contract with The Pace Group, Inc. ("Pace") to provide management transition services and certain corporate financial and reporting assistance not otherwise provided by the Purchaser, such as assistance in making required filings with state insurance regulators and with the Securities and Exchange Commission.

         Notwithstanding the Company's efforts to develop its healthcare plans and a membership base, the Company has experienced significant competitive pressures in its marketplace resulting in the Company's inability to become profitable. In 1997, the Company added only 2,183 members.

Strategic Initiatives and Sale of Operations

         By April 1996, the Company's leadership recognized the impact of changing market conditions, coupled with attendant network, pricing and product issues, and acknowledged that membership goals were not being met and that expenses were being incurred in excess of the Company's revenues. The Company developed a three-part strategy to improve operating results. The components of that strategy were: (a) capital preservation, (b) marketing and sales, and (c) new product initiatives. To preserve capital, the Company implemented a new staffing model which reduced monthly salaries and compensation expenses beginning in September, 1996. Staffing was reduced and sales efforts were shifted from a staff of sales employees to a broker-driven sales effort. In addition, the Company reduced the amount of space it leased, effective October 1, 1996, and cut its monthly advertising budget by approximately two-thirds. The Company proposed to develop special marketing arrangements with local medical communities, and marketed one of its existing products under a marketing arrangement called "Skyland Select".

         Notwithstanding the implementation of this strategy, the Company continued to incur losses. Early in 1997, the Company's leadership charged the Board of Directors' Due Diligence Committee with identifying strategic options and recommending a course of action that would be most beneficial to the Company and its stockholders, ultimately resulting in the negotiation of the Agreement and Management Services Agreement with HMO Blue. In addition, the Company has sold most of its fixed assets to MGM, sold certain equipment to HMO Blue, and sold its automobiles to other parties.

         On December 19, 1997, the Company consummated the transfer and assignment of certain provider and subscriber contracts constituting its HMO and PPO operations to HMO Blue, the health maintenance organization affiliated with Blue Cross Blue Shield of New Jersey, Inc. The Company received a cash payment of $1,839,000 as consideration for the transfer and assignment. As of the date of closing the Management Services Agreement dated as of June 26, 1997 between the Company and HMO Blue terminated, and the parties entered into a new Management Services Agreement pursuant to which HMO Blue will provide certain limited management services until March 31, 1999. The Company will pay HMO Blue an hourly fee of

$75 for services provided under that agreement. The Company expects that it will wind up its operations entirely over the next year and seek to dissolve early in 1999.

         Although the Company has sold its operations to HMO Blue, the Company remains responsible for the payment of claims incurred prior to the December 19, 1997 date of the closing of the transaction with HMO Blue. The Company expects that it will surrender its Certificate of Authority to New Jersey insurance regulators at such time as the regulators approve, based on the regulators' determination that the Company has satisfied its liabilities, expected in late 1998 or early 1999. After such surrender, it is expected that the Company will be dissolved and assets remaining, if any, after satisfaction of the Company's liabilities will be distributed to stockholders. Amounts distributed in respect of each outstanding share of the Company's common stock are expected to be substantially lower than the purchase price paid for such shares. However, the Company is unable to determine the final amount, that would be available for distribution. Dissolution would require additional stockholder action.

Health Plans and Healthcare Delivery System

         Until the sale of its HMO and PPO operations to HMO Blue, the Company had entered into Physician Participation Agreements with credentialed stockholders of the Company for the provision of physician services. In addition, the Company entered into contracts with other physicians or physician groups to provide services to the Company and its members, where the Company has deemed such to be necessary to provide high quality patient care or to meet competitive conditions. The Company also contracted with non-stockholder physicians who have begun their private practices within the last two years. Under the Physician Participation Agreements, participating physicians are paid pursuant to a pre-established fee schedule. Such physicians are prohibited from billing members for services provided under the plan, except for any applicable co-payment or deductible.

         The Company contracted with acute care institutions. The Company arranged for the delivery of necessary preventive, diagnostic, therapeutic, and rehabilitation healthcare services to its members by contracting with qualified non-physician providers. These contracts provide for reimbursement at pre-determined rates on a discounted fee-for-service basis and prohibit these providers from billing members for any services paid under the plan, except for applicable co-payments or deductibles.

         The Company's health plans consisted of HMO and POS plans for the small business marketplace (less than 50 employees) and the large business marketplace (50 or more employees), offered on a fully-insured basis, subject to certain co-payments, where the Company bears the risk for incurred medical costs in exchange for premiums paid. Members receive comprehensive medical coverage for a prepaid fixed monthly premium. The plans offered meet the standard benefit plan requirements as set forth in New Jersey Laws and Regulations. Generally, the products are distinguished from one another by the amount of the applicable co-payment and prescription rider.

         Premium rates are fixed for a twelve-month period. Rate increases must be submitted to the New Jersey Department of Banking and Insurance, and there can be no assurance that rate increases will be accepted without objection. Such increases are generally effective on the renewal date of the policyholder's policy. Renewal dates vary among policyholder groups. The

Company utilized a system of rating adjusted by class with respect to groups of 50 or more members and a community rating system for small groups (2 - 49 members) in determining its rates for various employers in the proposed service area. Accordingly, rates could vary among employer groups for coverage under the same Company plan. Proposed rates for basic health care coverage required by New Jersey must be submitted to the New Jersey Department of Banking and Insurance and the New Jersey Small Employer Health Benefit Board.

         Under the Company's prepaid health plans, each new member was required to select a Primary Care Physician from a directory supplied by the Company. All medical care thereafter received by the member, including specialist and hospital care, is coordinated by the Primary Care Physician who is familiar with the member's history. Pre-authorization is required for non-emergency hospital admissions, diagnostic and selected outpatient procedures. Such pre-authorization is obtained in accordance with pre-established guidelines developed by management in conjunction with physicians in the respective specialty areas. Variations from pre-established protocols are evaluated by peer physicians. Except for co-payments and applicable deductibles, the Company covered all other charges for treatment at emergency rooms of non-participating hospitals in the event of a medical emergency or urgently needed services.

         The Company established comprehensive utilization management protocols and quality assurance standards. The Utilization Management Program is designed to objectively monitor and evaluate the use, cost and quality of medical services provided by the Company's physicians and other health care consultants and facilities. The goal is to efficiently use available health care resources and to ensure that care is medically appropriate. The Quality Assurance Program includes policies and procedures for credentialing providers, assessing member and provider satisfaction annually, and obtaining other quality measurement data.

         Each participating physician is required to carry current malpractice insurance coverage. The minimum acceptable level as set by the Company is $1 million per incident and $3 million in the aggregate for any given calendar year. In addition, the Company carries contingent medical malpractice liability coverage.

         Prior to the sale of its HMO and PPO operations to HMO Blue, the Company used a number of marketing techniques to attract and retain members, key elements of which were: advertising and public relations, brokerage sales, and "Member Services" assistance. The Company's sales efforts were directed at mid-sized businesses (50 - 500 employees) and small businesses (fewer than 50 employees), with a particular emphasis on the small business market. Sales were handled primarily by brokers. During 1996, the Company shifted its sales strategy from direct sales to broker-driven sales as part of the capital preservation strategy to reduce expenses. Member Services provided customer service to members, employers who are policyholders and brokers and consultants.

Competition

         Prior to the sale of its HMO and PPO operations to HMO Blue, the Company was in competition with other prepaid health plans and with traditional health insurers in its geographic area, as well as with self-insured programs, physician practice associations and other managed care entities.

         The Company believes the most significant differences among competing health care plans are the extent of covered services, the cost of coverage, the degree of access to health care providers, and the perception of the convenience and quality of care delivered to enrollees. Premiums negotiated with employers, fee schedules negotiated with hospitals, physicians and other providers, the scope of benefits offered, unique benefit design and access to physicians and hospitals constitute the principal methods of competition.

         Many of the Company's competitors have had significantly greater financial and marketing resources than the Company. The Company has encountered difficulty attracting members and group contracts because larger competitors have been able to be more competitive in premium pricing. In addition, the Company's short history of operations relative to its competitors has made it difficult for the Company to attract group contracts, particularly from large employers.

Government Regulation

         HMOs are subject to extensive regulation. In New Jersey, the Department of Health and Senior Services and the Department of Banking and Insurance are the governing regulatory authorities. Among areas regulated are the scope of benefits required to be made available to members, reserves required to be maintained, plan design, procedures for review of quality assurance, enrollment requirements, the relationship between the HMO and its physicians and other health care providers and the financial condition of the HMO. A Certificate of Authority to operate as an HMO is required in New Jersey. An HMO is subject to triennial review by state regulators and must submit certain annual and quarterly reports to the state.

         Legislation enacted in New Jersey includes provisions to enroll individuals and, to some extent, small groups or be subject to assessments if market share quotas are not achieved. In addition, New Jersey has mandated standard benefit packages to be sold to these markets and has regulated the rates that may be charged as well as the methodology to be used in developing the rates. The Company has designed products to meet these requirements. Other provisions include guaranteed issue and renewability, without regard to utilization, as well as minimum medical loss ratios, participation and contribution requirements. Other restrictions and requirements could be imposed that would affect HMO operations generally, the products offered by the Company or other aspects of health care. Such restrictions might result in additional burdens and costs to the Company.

         Under New Jersey law, an HMO must satisfy a minimum net worth requirement of $1,000,000 to obtain a Certificate of Authority and must establish a restricted deposit of $300,000 with the New Jersey Department of Banking and Insurance. The deposit amount is adjusted annually based on the HMO's net worth. In addition, a New Jersey HMO must maintain a reserve in an amount to provide for all claims incurred plus continued health care services to members. If the Company should fail to meet the foregoing deposit and minimum net worth requirements, the Company's Certificate of Authority might be revoked. The Company continued to meet these requirements as of December 31, 1997, notwithstanding the sale of its HMO and PPO operations on December 19, 1997, which transaction was approved by the New Jersey Department of Health and Senior Services and the New Jersey Department of Banking and Insurance.

         Both federal and New Jersey law prohibit physicians from paying or receiving any remuneration, directly or indirectly, for the referral of a patient. In addition, state law (with certain exceptions) and federal law, under certain defined circumstances, prohibit referral by a physician to a health care entity in which the physician or his immediate family has a financial interest. The Company believes that neither the Company nor its physician stockholders are in violation of either the federal or New Jersey law as a result of the operation of or participation in the Company's HMO. To the extent that physicians refer patients to other physicians, the referring physicians receive no remuneration from such referral. Moreover, the Company does not require or encourage physicians to refer patients to entities in which they have a financial relationship.

         Antitrust concerns have become central issues in the new managed care environment of the health care industry. Whenever physicians or other health care providers join together to form ventures for the delivery of health care services, antitrust issues may be present. The Company has attempted to take all steps possible to minimize any antitrust risk. Nevertheless, the law in this area is unsettled and very fact specific.

         It is impossible to predict whether further federal and/or state legislation will be adopted or to quantify the impact that such legislation might have on the healthcare delivery system and the Company.

         In the June 30, 1996 Quarterly Statement filed with the New Jersey Department of Banking and Insurance, the Company reported a loss of $4.86 million for the six-month period then ended. State regulations require the Department of Banking and Insurance to meet with management of any HMO reporting two consecutive quarters of operating losses and to work with that management to determine (a) the cause for the loss, (b) the strategy to reverse the loss, and
(c) the projected impact of that strategy on the HMO's net worth. The Company's leadership met with the Department of Banking and Insurance in September 1996, to discuss its strategies and projections for future operations.

         In March 1997, Company representatives met with personnel from the Department of Banking and Insurance to review the Company's financial performance for the preceding two fiscal quarters, and to provide the Department with projected financial statements for the following four fiscal quarters. After the March meeting, the Department required the following additional reporting from the Company: (a) monthly profit and loss statements, (b) quarterly itemized listings of all administrative costs greater than $10,000 per quarter, to be filed with the Company's Quarterly Statements, and (c) pro forma financial statements for the Company's proposed Medicare line of business, including a description of assumptions used.

         The Company has filed all required information with the Department of Banking and Insurance subsequent to the September 1996 and March 1997 meetings, and the Company continued to report progress on its strategies to the Department of Banking and Insurance until January 1998. After the March 1997 meeting, the Company determined to put the development of a Medicare product on hold.

Employees

         The Company presently has no employees. Under the previous management agreement with MGM, and under the current Management Services Agreement with the Purchaser and agreement with Pace, all management and administrative services necessary for the operation of the Company have been provided by contract personnel.

ITEM 2. DESCRIPTION OF PROPERTY

Property

         Effective July 31, 1997, the Company vacated space that it previously subleased from MGM in an office building located in Princeton Pike Corporate Center, 1009 Lenox Drive, Building 4, in Lawrenceville, New Jersey. The Company's obligation to pay rent for such space terminated on June 30, 1997. The Company has no leased or owned real property.

ITEM 3. LEGAL PROCEEDINGS

         The Company is a defendant in an action entitled Beharie v. Physician Healthcare Plan of New Jersey, et al, docket no. L-2397-97, in the Superior Court of Morris County, New Jersey. In that action the plaintiff seeks to recover unspecified compensatory and punitive damages together with interest and litigation costs from the defendants for alleged wrongful termination of an employment agreement alleged to exist between the plaintiff and the defendants and for defamation, among other related causes of action. The Company believes that it has excellent defenses which it intends to vigorously pursue. The case is in the early stages of litigation and the Company cannot estimate the amount of a potential loss at this time.

         In addition, the Company is a defendant in an action entitled Anthony Tonzola, M.D. v. Physician Healthcare Plan of New Jersey, docket no. 97-5939
(KSH). This is a class action lawsuit brought on behalf of the common shareholders of Physician Healthcare Plan of New Jersey based on alleged violations of Federal Securities laws, breach of fiduciary duty, fraud and negligence. The Company's counsel was informed by opposing counsel of the plaintiff's intent to dismiss this case. As of this date the dismissal has not taken place. If the case is not dismissed the Company intends to vigorously defend this action.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On December 9, 1997, the Company held a special meeting of shareholders for the purpose of obtaining shareholder approval of the (a) execution, delivery and performance by the Company of the Agreement with HMO Blue, as such agreement was amended to comply with regulatory requirements, and such other instruments and documents required to be executed and delivered by the Company as described in the Agreement and (b) the consummation of the assignment and transfer of certain of the Company's contracts as described in the Agreement. The proposal was approved, and the results of voting were as follows:

                  FOR               1,818 shares voted
                  AGAINST           207 shares voted
                  ABSTAIN           99 shares voted

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

         Additionally, the Physician Participation Agreement is expressly conditioned on the physician being credentialed. If the physician is not initially credentialed, the physician agrees that his or her stock shall be redeemed by the Company for the purchase price paid, without interest. If the Company has not made a decision regarding the initial credentialing of a stockholder within twelve (12) months of the Company's receipt of such stockholder's purchase price, upon request of such stockholder, the Company will redeem such stock for the purchase price, without interest.

         The Company is not permitted to redeem a share if the Company is insolvent or if doing so would cause the Company to be in a precarious financial condition, as determined by the Board of Directors. In November 1996, the Board of Directors adopted a resolution to the effect that discretionary redemptions would not be made for a period of 12 months after the adoption of such resolution. In July 1997, the Board of Directors adopted a resolution that placed a moratorium on all redemptions, for any reason, to prevent a potentially large redemption obligation from causing the Company to be in precarious financial condition.

         The Company has not paid any dividends and does not intend to pay dividends in the future. Additionally, the Company must obtain approval from the New Jersey Department of Banking and Insurance prior to declaring any dividends.

         The Company expects that it will surrender its Certificate of Authority to New Jersey insurance regulators at such time as the regulators approve, expected in late 1998 or early 1999. After such surrender, it is expected that the Company will be dissolved and assets remaining, if any, after satisfaction of the Company's liabilities will be distributed to stockholders. Amounts distributed in respect of each outstanding share of the Company's common stock are expected to be substantially lower than the purchase price paid for such share. However, the Company is unable to determine the final amount that would be available for distribution. Dissolution would require additional stockholder action.

ITEM 6. MANAGEMENT'S PLAN OF OPERATION

         The Company is a New Jersey corporation, formed on January 10, 1994 under the sponsorship of private practicing physicians for the purpose of developing a statewide, physician-owned HMO. On December 19, 1997, the Company consummated the transfer and assignment of certain provider and subscriber contracts constituting its HMO and PPO operations to HMO Blue, the health maintenance organization affiliated with Blue Cross Blue Shield of New Jersey, Inc.

     Although the Company has sold its operations to HMO Blue, the Company remains responsible for the payment of claims incurred prior to the December 19, 1997 date of the closing of the transaction with HMO Blue. The Company expects that it will surrender its COA to New Jersey insurance regulators at such time as the regulators approve, based on the regulators' determination that the Company has satisfied its liabilities, expected in late 1998 or early 1999.

         As of December 31, 1997, the number of shares outstanding from the Company's 1994 initial offering and the 1996 second offering of common stock is 4,629, resulting in net paid-in capital of $23,794,634.

         During 1997 the Company generated substantially greater premium revenues ($8,700,000 versus $2,200,000) as enrolled member-months increased from 18,891 to 72,412. Results for 1996 reflected limited sales due in part to the timing of the Company's Certificate of Authority ("COA") approval by the Department in early 1996 resulting in the bulk of 1996 sales being recognized in the 4th quarter. Little if any of the increase in 1997 was attributable to price increases since the Company committed during 1996 to freezing premium levels through July, 1997 as a competitive measure and new members were not enrolled after that date. Declining investment balances are principally responsible for the $169,146 or 26% decline in interest income from 1996. Revenues increased by the Purchaser's payment of $1,839,000 after the transfer and assignment of certain provider and subscriber contracts (the Company's HMO and PPO operations) on December 19, 1997.

     During 1997, the Company's medical costs increased approximately $7,500,000 from 1996, reflecting both the substantial membership increase reported earlier, and the higher claims expense per member reported during 1997. As in prior periods, the Company recorded its Incurred But Not Reported (IBNR) claims reserve based on an evaluation of the Company's historical data by an independent actuary. The claims reserve recorded by the Company at December 31, 1997 is at the high end of the actuary's suggested range, as in prior periods.

     The Company entered into a specific excess of loss reinsurance agreement with an admitted AAA rated reinsurer with a retention limit of $35,000 per member per year. Under the terms of the agreement, the Company pays a per member per month premium in exchange for reimbursement of 70% of medical claims exceeding the retention limit. The Company has not recorded any reinsurance recoveries related to this agreement. In 1996, The Company entered into an additional arrangement with a reinsurer to cover 100% of the out-of-network claims incurred related to the POS product. Such arrangements are required by New Jersey regulation as preconditions for underwriting POS products. As noted in Note 10 of the Notes to Financial Statements at December 31, 1997, the Company has renewed its reinsurance coverage to cover claims incurred through December 19, 1997. The reinsurer has agreed to cover claims incurred through that period and paid through December 19, 1998.

         During the twelve months ended December 31, 1997, all non-medical expense categories decreased a total of approximately $2,700,000 from the comparable 1996 fiscal period primarily reflecting substantial reduction in operations including the layoff of the prior management company employees and the transfer of management responsibilities to the purchaser, the elimination of the advertising program, and the termination of the office space lease described earlier. With the Purchaser's assumption of responsibility for management and administrative services through the Management Agreement, the Company sold to MGM most of its fixed assets, primarily furniture and computer equipment at its office location in Lawrenceville, New Jersey. MGM paid approximately $300,000 for the Company's fixed assets, based primarily on a series of appraisals obtained from independent, third party appraisal firms. A $760,000 loss on sale of furniture and equipment was reflected in general and administrative expenses in the 1997 Statement of Operations.

         During the twelve months ended December 31, 1997, the Company incurred a net loss of $4,380,226, with operations requiring the use of $1,800,000 in cash. Prospectively the Company expects to use current cash and investment balances to pay medical claims incurred prior to December 19, 1997 and other payables as reported on the Company's December 31, 1997 balance sheet and other such operating expenses which may be incurred prior to the time that the Company surrenders its COA. The Company expects it will surrender its COA to New Jersey regulators at such time as the regulators approve, based on the regulators' determination that the Company has satisfied its liabilities expected in late 1998 or early 1999. After such surrender, it is expected that the Company will be dissolved and assets remaining, if any, after satisfaction of the Company's liabilities will be distributed to stockholders. Amounts distributed in respect of each outstanding share of the Company's common stock are expected to be substantially lower than the purchase price paid for such shares. However, the Company is unable to determine the final amount that would be available for distribution. Dissolution would require additional stockholder action.

         No tax benefit for losses has been recognized in the financial statements because the realization of such benefits would be dependent upon achieving future operating profits which is highly unlikely.

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors of the Registrant

         The following table lists the Company's current Board of Directors and, their ages. The Company has no executive officers other than its Chairman, President, and Treasurer. Employees of The Pace Group, Inc., with whom the Company contracts for certain management services, serve as acting Chief Executive Officer and Principal Accounting Officer.

                                                              DATE ELECTED
NAME                            AGE      TITLE                AS DIRECTOR   TERM
Joseph Billotti, M.D             50   Chairman of the Board
                                      and President               12/95*   3 years
Bessie Sullivan, M.D             56   Treasurer and Director      12/95    3 years
Stanley Bloom, M.D               59   Director                    12/95    1 year*
William F. Brennan, D.O          50   Director                    12/95    3 years
Lee Hindin, M.D                  47   Director                    12/95    1 year*
Alexander R. Horowitz, M.D       55   Director                    12/95    2 years*
Louis Keeler, M.D                65   Director                    12/95    1 year*
Linda Korman, M.D                46   Director                    12/95    1 year*
Mark Levey, M.D                  60   Director                    12/95    1 year*
Martin S. Levine, D.O            43   Director                    12/95    1 year*
Nancy L. Mueller, M.D            48   Director                    12/95    2 years*
Mark T. Olesnicky, M.D           55   Director                    12/95    2 years*
Emmons G. Paine, M.D             68   Director                    12/95    3 years
Fred M. Palace, M.D              62   Director                    12/95    2 years*
Barry Prystowsky, M.D            43   Director                    12/95    2 years*
Thomas R.C. Reutter, Jr., D.O    58   Director                    12/95    2 years*
David L. Sirota, D.O             58   Director                    12/95    2 years*
Vincent J. Vivona, D.O., J.D     48   Director                    12/95    2 years*

* Will serve until successor is elected and qualified. The Company did not hold an annual meeting in 1996 or 1997.

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

MARK LEVEY, M.D., has conducted a private medical practice in Otolaryngology in Essex County, New Jersey since 1969. Dr. Levey is a Fellow of the American Academy of Facial, Plastic and Reconstructive Surgery, the American Academy of Ophthalmology and Otolaryngology, the American College of Surgeons, and the American Society for Head and Neck Surgery. He is currently an Associate Clinical Professor of Surgery at the Robert Wood Johnson Medical School. Dr. Levey has served as Treasurer of the Medical Staff at Saint Barnabas Medical Center, and currently serves as Director of MetroWest IPA.

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

The Company presently has no full-time employees. The Pace Group, Inc. provides certain services pursuant to an agreement with the Company. Its employees serve as acting Chief Executive Officer and Principal Accounting Officer.

Notwithstanding these arrangements with The Pace Group, Inc., the Company's operations were managed by MGM from January - June 1997, and by HMO Blue from July - December 1997 pursuant to management agreements. HMO Blue purchased the Company's operations on December 19, 1997. The Pace Group, Inc. continues to provide certain administrative and corporate services to the Company.

         There are no familial relationships among the directors of the Company.

ITEM 10. EXECUTIVE COMPENSATION

         No director of the Company receives any remuneration for serving as a director.

         The Company has no employees.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         With the exception of the Class F and G Director(s), each of the directors of the Company owns one share of stock of the Company. As a group, directors own 0.4% of outstanding stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Each shareholder of the Company executed a Physician Participation Agreement for the provision of healthcare services to the Company's Members. On December 19, 1997, the Company consummated the transfer of its provider contracts to the Purchaser as previously described. The shareholders of the Company receive compensation in an amount equal to the predetermined rates for physician services provided.

On March 13, 1997, the Company agreed to reimburse the former Chairman of the Board of Directors $100,000 for his loss of income and out of pocket expenses incurred during his term as Chairman.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

         Reference is made to the Index of Exhibits hereinafter contained on page E-1.

(B) REPORTS ON FORM 8-K

         The Company filed a Form 8-K on December 29, 1997, reporting that the Company had consummated the transfer and assignment to the Purchaser of certain provider and subscriber contracts constituting its HMO and PPO operations.

SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           PHYSICIAN HEALTHCARE PLAN OF NEW JERSEY, INC.

                           BY :     /s/JOSEPH BILLOTTI, MD
                                    Joseph Billotti, M.D.
                                    Chairman

/s/BARRY MASSEY
Barry Massey
         Senior Consultant of The Pace Group, Inc.
         (Acting in the capacity of Principal Accounting
         Officer and Principal Financial Officer of the Registrant)

DATED:  April 27, 1998

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                           TITLE                         DATE

JOSEPH BILLOTTI, M.D.               Chairman of the Board and     April 27, 1998
Joseph Billotti, M.D.               President

BESSIE SULLIVAN, M.D.               Treasurer and Director        April 27, 1998
Bessie Sullivan, M.D.

STANLEY BLOOM, M.D.                 Director                      April 27, 1998
Stanley Bloom, M.D.

/s/WILLIAM F. BRENNAN, D.O.         Director                      April 27, 1998
William F. Brennan, D.O.

SIGNATURE                           TITLE                         DATE

/s/LEE HINDIN, M.D.                 Director                      April 27, 1998
Lee Hindin, M.D.

ALEXANDER R. HOROWITZ, M.D.         Director                      April 27, 1998
Alexander R, Horowitz, M.D.

LOUIS KEELER, M.D.                  Director                      April 27, 1998
Louis Keeler, M.D.

LINDA KORMAN, M.D.                  Director                      April 27, 1998
Linda Korman, M.D.

/s/MARK LEVEY, M.D.                 Director                      April 27, 1998
Mark Levey, M.D.

/s/MARTIN S. LEVINE, D.O.           Director                      April 27, 1998
Martin S. Levine, D.O.

NANCY L. MUELLER, M.D.              Director                      April 27, 1998
Nancy L. Mueller, M.D.

/s/MARK T. OLESNICKY, M.D.          Director                      April 27, 1998
Mark T. Olesnicky., M.D.

EMMONS G. PAINE, M.D.               Director                      April 27, 1998
Emmons G. Paine, M.D.

/s/FRED M. PALACE, M.D.             Director                      April 27, 1998
Fred M. Palace, M.D.

BARRY PRYSTOWSKY, M.D.              Director                      April 27, 1998
Barry Prystowsky, M.D.

THOMAS R.C. REUTTER, JR., D.O.      Director                      April 27, 1998
Thomas R.C. Reutter, Jr., D.O.

DAVID L. SIROTA, D.O.               Director                      April 27, 1998
David L. Sirota, D.O.

/s/VINCENT J. VIVONA, D.O., J.D.    Director                      April 27, 1998
Vincent J. Vivona, D.O., J.D.

                  Physician Healthcare Plan of New Jersey, Inc.

                              Financial Statements

                                December 31, 1997

CONTENTS

Report of Independent Auditors ..............                                F-2
Balance Sheets ..............................                                F-3
Statements of Operations ....................                                F-4
Statements of Shareholders' Equity ..........                                F-5
Statements of Cash Flows ....................                                F-6
Notes to Financial Statements ...............                                F-7

Report of Independent Auditors

The Board of Directors
Physician Healthcare Plan of New Jersey, Inc.

We have audited the accompanying balance sheets of Physician Healthcare Plan of New Jersey, Inc. as of December 31, 1997 and 1996, and the related statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As described in Note 1 to the financial statements, the shareholders of Physician Healthcare Plan of New Jersey, Inc. approved the sale and discontinuance of all HMO and PPO operations on December 19, 1997. As a result, Physician Healthcare Plan of New Jersey, Inc. changed its basis of accounting from the going concern basis to a liquidation basis.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Physician Healthcare Plan of New Jersey, Inc. at December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                                                      ERNST & YOUNG LLP

Hackensack, New Jersey
April 22, 1998

                  PHYSICIAN HEALTHCARE PLAN OF NEW JERSEY, INC.
                                 BALANCE SHEETS

                                                                                DECEMBER 31
                                                                            1997            1996
                                                                        ------------    ------------
ASSETS
   Current Assets
         Cash and cash equivalents                                      $  1,504,664    $  5,563,345
         Short-term investments                                            6,529,250       1,307,185
         Advances to management company                                                      430,929
         Premium Receivable                                                  424,211         195,534
         Other assets                                                        179,698         126,180
                                                                        ------------    ------------
                  Total current assets                                     8,637,823       7,623,173
         Investments                                                                       2,651,139
         Furniture and equipment, net                                                      1,320,867
         Other assets                                                                         18,107
                                                                        ------------    ------------
                  Total assets                                          $  8,637,823    $ 11,613,286
                                                                        ============    ============
Liabilities and Shareholders' Equity
   Liabilities
         Claims Payable                                                 $  3,000,000    $  1,544,647
         Accounts payable and accrued expenses                               839,555         782,428
         Other liabilities                                                                   114,468
                                                                        ------------    ------------
                  Total Liabilities                                     $  3,839,555    $  2,441,543
   Shareholders' Equity
         Common Stock, subject to redemption
            (no par; 20,000 authorized; and 4,629 and 4,634 issued
            and outstanding)                                              23,724,922      23,750,222
         Paid in capital                                                      69,712          43,214
         Net unrealized (loss) gain on investments                                77          (5,476)
         Retained deficit                                                (18,996,443)    (14,616,217)
                                                                        ------------    ------------
                  Total shareholders' equity                            $  4,798,268    $  9,171,743
                                                                        ------------    ------------
                           Total liabilities and shareholders' equity   $  8,637,823    $ 11,613,286
                                                                        ============    ============

                             See accompanying notes.

                  PHYSICIAN HEALTHCARE PLAN OF NEW JERSEY, INC.

                            STATEMENTS OF OPERATIONS

                                                     YEAR ENDED DECEMBER 31
                                                    1997                1996
                                                ------------       ------------
REVENUE
   Premiums, net of reinsurance                 $  8,699,498       $  2,167,345
   Interest income, net                              472,723            641,869
   Gain on sale of HMO and PPO operations          1,839,000
   Other revenue                                     107,336             51,429
                                                ------------       ------------
         Total revenue                            11,118,557          2,860,643
EXPENSES
   Medical costs                                   9,534,813          2,012,747
   Professional services                           2,668,299          3,345,965
   Compensation and benefits                         731,786          3,195,984
   General and administrative                      2,359,965          1,923,002
   Insurance                                         203,920            192,712
                                                ------------       ------------
         Total expenses incurred                  15,498,783         10,670,410
                                                ------------       ------------
Net Loss                                        $ (4,380,226)      $ (7,809,767)
                                                ============       ============
     Net loss per common share                  $       (946)      $     (1,846)
                                                ============       ============

                             See accompanying notes.

                  PHYSICIAN HEALTHCARE PLAN OF NEW JERSEY, INC.

                       STATEMENTS OF SHAREHOLDERS' EQUITY

                     YEARS ENDED DECEMBER 31, 1997 AND 1996

                                        Common            Paid in               Net             Retained            Total
                                        Stock             Capital            Unrealized          Deficit         Shareholders'
                                                                            (Loss) Gain                             Equity
                                                                                on
                                                                            Investments
                                    ---------------    ---------------    ---------------    ---------------    ---------------
Balance at January 1, 1996          $    17,575,000    $        24,838    $        21,645    $    (6,106,450)   $    11,515,033
Common stock issued, net                  6,250,222                                                 (700,000)         5,550,222
Common stock redeemed (15 shares)           (75,000)            18,376                                                  (56,624)
Net unrealized losses                                                             (27,121)                              (27,121)
Net loss                                                                                          (7,809,767)        (7,809,767)
                                    ---------------    ---------------    ---------------    ---------------    ---------------
Balance at December 31, 1996        $    23,750,222    $        43,214    $        (5,476)   $   (14,616,217)   $     9,171,743
Common stock redeemed (5 shares)            (25,300)            26,498                                                    1,198
Net unrealized gains                                                                5,553                                 5,553
Net loss                                                                                          (4,380,226)        (4,380,226)
                                    ---------------    ---------------    ---------------    ---------------    ---------------
Balance at December 31, 1997        $    23,724,922    $        69,712    $            77    $   (18,996,443)   $     4,798,268
                                    ===============    ===============    ===============    ===============    ===============

                             See accompanying notes.

                  PHYSICIAN HEALTHCARE PLAN OF NEW JERSEY, INC.

                            STATEMENTS OF CASH FLOWS

                                                                                   Year ended December 31
                                                                                    1997           1996
                                                                                 -----------    -----------
Cash flows from operating activities:
   Net Loss                                                                      $(4,380,226)   $(7,809,767)
   Adjustment to reconcile net loss to net cash used for
      operating activities:
         Depreciation and amortization                                               236,006        569,007
         Loss on disposal of furniture and equipment                                 760,000          1,356
         Changes in operating assets and liabilities:
            Advances to management company                                           430,929       (407,206)
            Other assets                                                             (35,411)       134,340
            Premium receivable                                                      (228,677)      (195,534)
            Claims payable                                                         1,455,353      1,542,785
            Accounts payable and accrued expenses                                     57,127       (49,427)
            Other liabilities                                                       (113,270)        99,035
                                                                                 -----------    -----------
   Net cash used in operating activities                                          (1,818,169)    (6,115,411)
                                                                                 -----------    -----------
Cash flows from investing activities:
Purchase of equipment                                                                              (282,562)
Proceeds from sale of furniture and equipment                                        324,861          6,699
Cost of investments acquired                                                      (7,833,901)    (3,197,444)
Proceeds from investments matured                                                  5,268,528      3,900,000
                                                                                 -----------    -----------
Net cash (used in) provided by investing activities                               (2,240,512)       426,693
                                                                                 -----------    -----------
Cash flows from financing activities:
Proceeds from stock issuance                                                                      6,250,222
Offering costs                                                                                     (250,000)
Redemption of common stock                                                                          (56,624)
                                                                                 -----------    -----------
   Net cash provided by financing activities                                                      5,943,598
                                                                                 -----------    -----------
Net change in cash and cash equivalents                                           (4,058,681)       254,880
Cash and cash equivalents, beginning of year                                       5,563,345      5,308,465
                                                                                 -----------    -----------
Cash and cash equivalents, end of year                                           $ 1,504,664    $ 5,563,345
                                                                                 ===========    ===========

                             See accompanying notes.

         Physician Healthcare Plan of New Jersey, Inc.
         Notes to Financial Statements.
         December 31, 1997

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

The Company's registration statement for the second offering was filed with the Securities and Exchange Commission (the "SEC") and declared effective on November 9, 1995. The second offering of shares to. physicians practicing in the State of New Jersey was for the purpose of expanding the Company's existing network of physicians, expanding the Company's programs and infrastructure and enhancing the Company's equity position. See Note 5 for a further description of the second offering.

On December 19, 1997, the Company consummated the transfer and assignment of certain provider and subscriber contracts constituting its HMO and PPO operations (the "Transaction") to HMO Blue, the health maintenance organization affiliated with Blue Cross Blue Shield of New Jersey, Inc. The Company received a cash payment of $1,839,300 as consideration for the transfer and assignment.

Although the Company has sold its operations to HMO Blue, the Company remains responsible for the payment of claims incurred prior to the December 19, 1997 date of the closing of the transaction with HMO Blue. The Company expects that it will surrender its COA to New Jersey insurance regulators at such time as the regulators approve, based on the regulators' determination that the Company has satisfied its liabilities, expected in late 1998 or early 1999. After such surrender, it is expected that the Company will be dissolved and assets remaining, if any, after satisfaction of the Company's liabilities will be distributed to stockholders. Amounts distributed in respect of each outstanding share of the Company's common stock are expected to be substantially lower than the purchase price paid for such shares. However, the Company is unable to determine the final amount that would be available for distribution.
Dissolution would require additional stockholder action.

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

As a result of the sale of its operations to HMO Blue on December 19, 1997, the Company has changed from a going concern basis of accounting to a liquidation basis of accounting effective December 31, 1997.

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

         Physician Healthcare Plan of New Jersey, Inc.

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FURNITURE AND EQUIPMENT

Furniture and equipment is carried at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the useful lives of the depreciable assets which range from three to five years. As of December 31, 1996, accumulated depreciation on furniture and equipment was $838,015. Depreciation expense totaled $236,006 and $710,658 for the years ended December 31, 1997 and 1996, respectively. In 1997, the majority of the Company's furniture and equipment was sold. All furniture and equipment not sold was fully depreciated at December 31, 1997.

OFFERING COSTS

In 1996, costs incurred in connection with the second offering amounting to $700,000 were reflected as a reduction of the actual proceeds from the second offering.

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

         Physician Healthcare Plan of New Jersey, Inc.

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ADVERTISING

The Company expenses advertising costs as they are incurred. In 1997 and 1996, advertising expense was approximately $5,000 and $1,100,000, respectively.

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

NET LOSS PER COMMON SHARE

Net loss per common share is based upon the weighted average number of shares outstanding during the year, which is in accordance with SFAS No. 128.

CASH FLOW REPORTING

For purposes of reporting cash flows, cash and cash equivalents includes all cash on deposit, money market accounts and investments purchased with an original remaining maturity of three months or less.

RECLASSIFICATION

Certain balances presented in the 1996 financial statements have been reclassified to conform to the 1997 presentation.

3. MANAGEMENT AGREEMENTS

Since inception, the Company has engaged a management company to provide substantially all management and administrative services, including but not limited to, financial services, member and provider support services, provider credentialing, and claims processing. Until July 1997, the Company was managed by Medical Group Management, Inc. ("MGM"), a subsidiary of the New Jersey State Medical Underwriters, Inc., which in turn is a subsidiary of the Medical Society of New Jersey. The Company incurred and paid $350,000 and $600,000 of management fees to MGM for the years ended December 31, 1997 and 1996, respectively.

         Physician Healthcare Plan of New Jersey, Inc.

3. MANAGEMENT AGREEMENTS (CONTINUED)

That arrangement with MGM terminated in July 1997 and the Company entered into a Management Agreement with HMO Blue effective July 1, 1997. HMO Blue managed the Company's operations until December 19, 1997, when it purchased the Company's HMO and PPO operations pursuant to an Agreement dated as of June 26, 1997. The Company incurred and paid $567,230 of management fees to HMO Blue for the year ended December 31, 1997. In addition, the Company has a contract with The Pace Group, Inc. (Pace) to provide management transition services and certain corporate financial and reporting assistance not otherwise provided by the Purchaser, such as assistance in making required filings with state insurance regulators and with the Securities and Exchange Commission.

As of the transition date of closing, (December 19, 1997) the Management Services Agreement dated as of June 26, 1997 between the Company and HMO Blue terminated, and the parties entered into a new Management Services Agreement ("Management Services") pursuant to which HMO Blue will provide certain limited management services until March 31, 1999. The Company will pay HMO Blue an hourly fee of $75 for services provided under that agreement. The Company expects that it will wind up its operations entirely over the next year and seek to dissolve early in 1999.

With the Purchaser's assumption of responsibility for management and administrative services through the Management Agreement, the Company sold to MGM most of its fixed assets, primarily furniture and computer equipment at its office location in Lawrenceville, New Jersey. MGM paid approximately $300,000 for the Company's fixed assets, based primarily on a series of appraisals obtained from independent third party appraisal firms. A $760,000 loss on sale of furniture and equipment was reflected in the 1997 Statement of Operations in general and administrative expense.

4. COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

The Company leased office facilities and office equipment. Effective October 1, 1996, NJSMU assumed the Company's obligation under the office facilities lease and subleased 33% of the facility back to the Company under terms consistent with the original lease. As of the July 31, 1997 effective date of the termination of the MGM management agreement, the Company terminated its month-to-month lease and the Company will have no further obligation under such lease. Upon such termination, the Company no longer occupies any space at any location.

LEGAL PROCEEDINGS

The Company is a defendant in an action entitled Beharie v. Physician Healthcare Plan of New Jersey, et al., docket no. L-2397-97, in the Superior Court of Morris County, New Jersey. In that action the plaintiff seeks to recover unspecified compensatory and punitive damages together with interest and litigation costs from the defendants for alleged wrongful termination of an employment agreement alleged to exist between the plaintiff and the defendants and for defamation, among other related causes of action. The Company believes that it has excellent defenses which it intends to vigorously pursue. The case is in the early stages of litigation and the Company cannot estimate the amount of a potential loss at this time.

In addition, the Company is a defendant in an action entitled Anthony Tonzola, M.D. v. Physician Healthcare Plan of New Jersey, docket no. 97-5939 (KSH). This is a class action lawsuit brought on behalf of the common shareholders of Physician Healthcare Plan of New Jersey based on alleged violations of Federal Securities laws, breach of fiduciary duty, fraud and negligence. The Company's counsel was informed by opposing counsel of the plaintiff's intent to dismiss this case. As of this date the dismissal has not taken place. If the case is not dismissed the Company intends to vigorously defend this action.

ADMINISTRATIVE CONTRACTS

Since May 30, 1995, the Company operated under a letter of intent with Acordia of Southern California ("Acordia") to provide the Company's administrative and management information systems. Under the terms of the new Management Agreement described in Note 3, the Purchaser is providing the Company management and administrative services necessary for the operation of the Company including, but not limited to, claims processing and financial services.

         Physician Healthcare Plan of New Jersey, Inc.

OTHER

As of December 31, 1997, the Company's investments include restricted assets of approximately $378,000 on deposit with the State of New Jersey for solvency protection. In addition, the Company had a letter of credit relating to its leased office space which was collateralized with a certificate of deposit in the amount of $250,000. This letter of credit was released in November 1997.

5. SHAREHOLDERS' EQUITY AND DIVIDEND RESTRICTIONS

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

On July 15, 1997, the Board of Directors of the Company approved a resolution to place a moratorium on redemptions of the Company's common stock for any reason, including reasons set forth in the Company's by-laws, because of the prospect that the satisfaction of all prospective redemption obligations could cause the Company to be in "precarious financial condition" as that term is defined in the Company's registration statement on Form SB-2. As a result the Company will not be required to redeem a stockholder's shares of the Company's common stock in the event that the stockholder requests such redemption in connection with an event described in the Company's by-laws, or in connection with the failure of the Company to credential the stockholder as a provider under the Company's health care plans, or for any other reason.

The Company is required to file its Annual Statement prepared in accordance with accounting practices prescribed or permitted by the New Jersey State Insurance Department (statutory basis). Such accounting practices vary in certain respects from generally accepted accounting principles (GAAP).

         Physician Healthcare Plan of New Jersey, Inc.

5. SHAREHOLDERS' EQUITY AND DIVIDEND RESTRICTIONS (CONTINUED)

The following is a reconciliation of the net income and shareholders' equity of the Company as determined in accordance with statutory accounting practices to the amounts reported in accordance with GAAP:

                                                        1997            1996
                                                     -----------    -----------
Net loss - statutory basis, as reported              $(4,106,708)   $(8,000,373)
   Deferred offering costs                                    --        250,000
   Decrease in prepaid expenses                         (145,953)       (59,394)
   Other                                                (127,565)             --
                                                     -----------    -----------
Net loss - GAAP                                      $(4,380,226)   $(7,809,767)
                                                     ===========    ===========
Capital and surplus - statutory basis, as reported   $ 4,914,645    $ 8,674,736
   Furniture, fixtures, and equipment                         --        345,119
   Prepaid expenses                                           --        107,362
   Security deposit                                           --         50,000
   Other                                                (116,377)        (5,474)
                                                     -----------    -----------
Shareholders' equity - GAAP                          $ 4,798,268    $ 9,171,743
                                                     ===========    ===========

New Jersey state law provides that dividends or other distributions may be paid only from retained earnings and to the extent statutory capital and surplus is in excess of the minimum net worth requirement of $1,000,000. The Company has not paid and does not intend to pay any dividends.

6. EMPLOYMENT COSTS

The Company currently has no employees. All persons providing services on behalf of the Company were employees of MGM or NJSMU through July 31, 1997. MGM provided a comprehensive benefits package for these employees, the amount of which is included in total compensation and benefits costs. From June 30, 1997 to December 31, 1997, HMO Blue has provided management services on a contract basis. In addition, Pace continues to provide certain management transition services and certain corporate, financial and reporting assistance not otherwise provided by the Purchaser, as previously described. The costs of the HMO Blue and Pace services are included in professional services on the statement of operations.

7. RELATED PARTY TRANSACTIONS

The shareholders and directors of the Company are physicians who have entered into participating provider agreements with the Company. Accordingly, a large portion of the claims payable and incurred medical costs are due to shareholders.

On March 13, 1997, the Company agreed to reimburse the former Chairman of the Board of Directors $100,000 for his loss of income and out of pocket expenses incurred during his term as Chairman. Such amount has been reflected in the 1996 Statement of Operations.

         Physician Healthcare Plan of New Jersey, Inc.

8. INVESTMENTS

DEBT SECURITIES

The following summarizes the amortized cost and the estimated fair value of the Company's investments in debt securities as of December 31, 1997 and 1996. The estimated fair values for the Company's investments in debt securities are based on quoted market prices.

                                           Amortized       Gross Unrealized        Estimated
                                              Cost        Gains        Losses     Fair Value
                                           ----------   ----------   ----------   ----------
1997
US Treasury and other governmental units   $6,529,173   $      312   $      235   $6,529,250
                                           ----------   ----------   ----------   ----------
Total investments                          $6,529,173   $      312   $      235   $6,529,250
                                           ==========   ==========   ==========   ==========
1996
US Treasury and other governmental units   $3,713,800   $      381   $    5,857   $3,708,324
Other debt securities                         250,000                                250,000
                                           ----------   ----------   ----------   ----------
Total investments                          $3,963,800   $      381   $    5,857   $3,958,324
                                           ==========   ==========   ==========   ==========

The following summarizes the amortized cost and estimated fair value of the Company's investments in debt securities by contractual maturity as of December 31, 1997:

                                                     AMORTIZED        ESTIMATED
                                                       COST           FAIR VALUE
                                                     ----------       ----------
Maturity
   Within one year                                   $  500,000       $  499,765
   After one year through five years                  6,029,173        6,029,485
                                                     ----------       ----------
Total investments                                    $6,529,173       $6,529,250
                                                     ==========       ==========

The Company's investments in debt securities are comprised of investment grade securities, with the highest credit ratings assigned by Standard & Poor's (AAA) or Moody's (Aaa;P-1), respectively.

9. INCOME TAXES

The Company has not provided for any current or deferred income taxes for the years ended December 31, 1997 or 1996.

         Physician Healthcare Plan of New Jersey, Inc.

9. INCOME TAXES (CONTINUED)

The income tax provision differs from the amount computed by applying the statutory federal income tax rate to the net loss. The reasons for the difference and the tax effect of each are as follows for the years ended December 31, 1997 and 1996:

                                                              % of Pre-Tax Net Loss
                                                                 1997     1996
                                                                 ----     ----
Tax based on statutory federal income tax rate                   (34.0%)  (34.0%)
Deduct:
   Valuation allowance to reduce deferred tax asset              34.0     36.5
   Other                                                           --     (2.5)
                                                                 ----     ----
Total income taxes                                                0.0%     0.0%
                                                                 ====     ====

The components of deferred taxes as of December 31, 1997 and 1996 are as follows:

                                                  1997                  1996
                                               -----------          -----------
Net operating loss                             $ 6,123,000          $ 4,597,000
Other                                               51,000              104,000
Depreciation                                                             52,000
                                               -----------          -----------
Net deferred tax assets                          6,174,000            4,753,000
Valuation allowance                             (6,174,000)          (4,753,000)
                                               -----------          -----------
Net deferred tax assets                        $         0          $         0
                                               ===========          ===========

The valuation allowance has been recorded due to the uncertainty of the realization of the deferred tax assets since the realization of such benefits would be dependent upon achieving future operating profits which cannot be reasonably assured.

At December 31, 1997, net operating loss carryforwards are approximately $18,000,000. Of the net operating loss carryforwards, $4,480,000, $7,498,000,
$5,189,000 and $833,000 expire in 2012, 2011, 2010 and 2009, respectively.

10. REINSURANCE

The Company entered into a specific excess of loss reinsurance agreement with an admitted AAA rated reinsurer with a retention limit of $35,000 per member per year. Under the terms of the agreement, the Company pays a per member per month premium in exchange for reimbursement of 70% of medical claims exceeding the retention limit. The Company has not recorded any reinsurance recoveries related to this agreement. In the event of the Company's insolvency, the reinsurer will continue to pay for services for the duration of the contract period for which payment has been made, not to exceed 31 days or until the time of discharge for members confined in an inpatient facility on the date of insolvency.

         Physician Healthcare Plan of New Jersey, Inc.

10. REINSURANCE (CONTINUED)

In 1996, the Company entered into an additional arrangement with a reinsurer to cover 100% of the out-of-network claims incurred related to the POS product. Such arrangements are required by New Jersey regulations as preconditions for underwriting POS products. At December 19, 1997, approximately 80% of the Company's direct premiums earned are from POS products. The Company has renewed its reinsurance coverage to cover claims incurred through December 19, 1997 and paid within one year from that date.

Amounts recorded in 1997 and 1996 related to the above arrangements are summarized as follows:

                                                           1997          1996
                                                        ----------    ----------
Premiums ceded, net of experience refund earned         $1,404,317    $  537,129
Ceded loss recoveries                                   $  363,383    $  300,000
Ceding commission income                                $  372,685    $   75,232

For both arrangements discussed above, the Company remains primarily liable as the direct insurer on all risks reinsured. In addition, all of the Company's reinsurance is placed with a single reinsurer.

11.  MEDICAL CLAIMS

During 1997, the Company paid claims of approximately $8,080,000 including $980,000 for medical services provided to members in 1996. Also during 1997, the Company recorded medical costs, net of reinsurance, of $9,535,000, which was net of $416,000 for favorable development of claims related to 1996.

In 1996, due to a lack of historical claims data, the Company provided for medical claims using an industry "average" loss ratio. The favorable development reflects the Company's actual experience in 1997, which was better than expected.

INDEX TO EXHIBITS

      EXHIBIT NO.                   EXHIBIT

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

         10.3 Hospital Participation Agreement with Registrant (incorporated by reference to Exhibit 10.3 to the Registrant's Form 8-K filed on December 29, 1997)

         10.4 Revised Management Agreement by and between Medical Group Management, Inc. and the Registrant (incorporated by reference to Exhibit 10.8 to the Registrant's Registration Statement on Form SB-2)

         10.5 Capital Management Agreement between New England Asset Management and Registrant (incorporated by reference to Exhibit 10.9 to the Registrant's Registration Statement on Form SB-2)

         10.6 Letter of Intent between Acordia of Southern California and Medical Group Management, Inc. (incorporated by reference to
                  Exhibit 10.10 to the Registrant's Registration Statement on Form SB-2)

         10.7 Lease for Registrant's facility (incorporated by reference to Exhibit 10.11 to the Registrant's Registration Statement on Form SB-2)

         10.8 Assignment and Assumption of Lease Agreement dated February 11, 1997 (incorporated by reference to Exhibit 10.8 in the Registrant's Registration Statement Form SB-2)

         10.9 Agreement between the Registrant and Medigroup of New Jersey, Inc. dated as of June 26, 1997 (incorporated by reference to Exhibit 10.9 to the Registrant's Form 10-QSB for quarter ended June 30, 1997)

         10.10 Management Services Agreement between the Registrant and Medigroup of New Jersey, Inc. dated as of June 26, 1997 (incorporated by reference to Exhibit 10.9 to the Registrant's Form 10-QSB for quarter ended June 30, 1997)

         10.11 Termination and Release Agreement by and between Medical Group Management, Inc. and Physician Healthcare Plan of New Jersey, Inc., dated as of July 31, 1997 (incorporated by reference to Exhibit 10.11 to the Registrant's Form 10-QSB for quarter ended September 30, 1997)

         10.12 Letter Agreement between Medigroup of New Jersey, Inc. and Physician Healthcare Plan of New Jersey., dated as of August 26, 1977, relating to the sale of certain fixed assets (incorporated by reference to Exhibit 10.12 to the Registrant's Form 10-QSB for quarter ended September 30, 1997)

         10.13 Services Agreement between The Pace Group, Inc. and Physician Healthcare Plan of New Jersey, Inc., dated as of August 1, 1997 (incorporated by reference to Exhibit 10.13 to the Registrant's Form 10-QSB for quarter ended September 30, 1997)

         10.14 Agreement between Medigroup of New Jersey, Inc. and Physician Healthcare Plan of New Jersey, Inc., dated July 25, 1997, relating to the use of certain computer equipment (incorporated by reference to Exhibit 10.14 to the Registrant's Form 10-QSB for quarter ended September 30, 1997)

         10.15 Management Services Agreement dated as of December 19, 1997 between Physician Healthcare Plan of New Jersey, Inc. and Medigroup of New Jersey, Inc. (incorporated by reference to
                  Exhibit 99.3 to the Registrant's Form 8-K filed December 29,
                  1997)

         27       Financial Data Schedule