Form 10QSB
period 1998-03-31
PHYSICIAN HEALTHCARE PLAN OF NEW JERSEY INC
filed 1998-05-15
CIK 948547

                                  FORM 10-QSB

(Mark One)

|X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998.

|_| TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _____ to _____.

                        COMMISSION FILE NUMBER 000-22719

                  PHYSICIAN HEALTHCARE PLAN OF NEW JERSEY, INC.
          (Name of small business issuer as specified in its charter.)

               New Jersey                               22-3273637
     (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                 Identification No.)

c/o The Pace Group, Inc., 12160 Abrams Road, Suite 409, Dallas, Texas    75243
                  (Address of principal executive offices)            (zip code)

Issuer's telephone number:          c/o (800) 422-5611

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of share outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 31, 1998, there were 4,628 shares of Common Stock outstanding.


Transitional Small Business Disclosure Format (Check one):    Yes     No  X
                                                                  ---    ---

                              Index to Form 10-QSB


Part I - Financial Information

         Item 1.  Financial Statements

                  Statements of Net Assets in Liquidation -
                           March 31, 1998 and December 31, 1997                                           3

                  Statement of Changes in Net Assets in Liquidation for the Three Months Ended
                           March 31, 1998                                                                 4

                  Statement of Operations for the Three Months Ended March 31, 1997                       5

                  Statement of Cash Flows for the Twelve Months Ended December 31, 1997                   6

                  Notes to Financial Statements                                                           7

         Item 2.  Management's Discussion and Analysis


Part II - Other Information

          Item 1.  Legal Proceedings

          Item 2.  [Omitted]

          Item 3.  [Omitted]

          Item 4.  [Omitted]

          Item 5.  [Omitted]

          Item 6.  Exhibits and Reports on Form 8-K

Part I - Financial Information

Item 1.  Financial Statements

                  PHYSICIAN HEALTHCARE PLAN OF NEW JERSEY, INC.
                     STATEMENTS OF NET ASSETS IN LIQUIDATION

                                                                         FOR THE THREE            FOR THE
                                                                       MONTHS ENDED MARCH        YEAR ENDED
                                                                            31, 1998            DECEMBER 31,
                                                                           (UNAUDITED)              1997
                                                                       ------------------       ------------
ASSETS

         Cash                                                              $  (120,275)          $1,504,664
         Investments
                                                                             8,377,580            6,529,250
         Premium Receivable                                                          0              424,211
         Other Assets                                                          141,506              179,698
                                                                           -----------           ----------
         Total Assets                                                        8,398,811            8,637,823

LIABILITIES

         Claims Payable                                                      1,036,517           $3,000,000
         Accounts Payable and Accrued Liabilities                              416,317              839,555
         Funds held for Management Company                                   1,947,951                    0
                                                                           -----------           ----------


                                            Net Assets in Liquidation      $ 4,998,026           $4,798,268
                                                                           ===========           ==========

                             See accompanying notes.

                  PHYSICIAN HEALTHCARE PLAN OF NEW JERSEY, INC.
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)



                                                                   FOR THE THREE
                                                                    MONTHS ENDED
                                                                     MARCH 31,
                                                                        1997
REVENUE

   Premiums, net of reinsurance                                     $ 2,056,263
   Interest income, net                                                 204,551
   Other revenue                                                         43,445
                                                                    -----------

         Total Revenue                                                2,304,259

EXPENSES

   Medical costs                                                      1,642,136
   Professional services                                              1,093,468
   Compensation and benefits                                            375,112
   General and administrative                                           373,876
   Insurance                                                             34,918
                                                                    -----------

         Total expenses incurred                                      3,519,500
                                                                    -----------

Net Loss                                                            $(1,215,241)
                                                                    ===========

     Net loss per common share                                      $      (262)
                                                                    ===========

     Weighted average shares outstanding                            $     4,639
                                                                    ===========

                             See accompanying notes.

                  PHYSICIAN HEALTHCARE PLAN OF NEW JERSEY, INC.
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                   For the Three
                                                                    Months Ended
                                                                      March 31,
                                                                        1997
                                                                   -------------
Cash flows from operating activities:

   Net Loss                                                         $(1,215,241)
   Adjustment to reconcile net loss to net cash used for
      operating activities:
         Depreciation and amortization                                   81,601
         Advances to management company                                  93,868
         Prepaid and other assets                                       (35,264)
         Accounts payable and accrued expenses                            5,668
         Claims payable                                                 418,325
         Reinsurance recoverable on claims payable                      104,016
         Other liabilities                                              (62,646)
         Other assets                                                    18,107
         Funds held for reinsurer                                       (66,867)
                                                                    -----------

   Net cash used in operating activities                               (658,433)
                                                                    -----------

Cash flows from investing activities:

         Proceeds from sale of equipment                                 20,373
         Proceeds from investments matured                            2,455,701
         Cost of investments acquired                                (2,424,995)
                                                                    -----------

   Net cash provided (used) in investing activities                      51,079
                                                                    -----------

Cash flows from financing activities:

               Redemption of common stock                                (1,734)
                                                                    -----------

   Net cash used by financing activities                                 (1,734)
                                                                    -----------

Net (decrease) in cash and cash equivalents                            (609,088)
Cash and cash equivalents, beginning of period                        5,563,345
                                                                    -----------

Cash and cash equivalents, end of period                            $ 4,954,257
                                                                    ===========

                             See accompanying notes.

                  PHYSICIAN HEALTHCARE PLAN OF NEW JERSEY, INC.
                STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                                   (UNAUDITED)

                                                                   For the Three
                                                                    Months Ended
                                                                      March 31,
                                                                         1998
                                                                   -------------
                                                                      4,798,268
Net Assets in Liquidation at Beginning of Period:

         Investment Income                                              109,359
         Professional Services                                         (150,899)
         General and Administrative                                    (100,248)
         Premiums                                                       341,546
                  Net Income for the Period                             199,758

Net Assets in Liquidation at End of Period:                           4,998,026

                  Net Income per Common Share                                43

                  Weighted Average Number of Shares Outstanding           4,628

                             See accompanying notes.

                  PHYSICIAN HEALTHCARE PLAN OF NEW JERSEY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (UNAUDITED)

1. UNAUDITED FINANCIAL STATEMENTS

The financial information for the three months ended March 31, 1998 included herein is unaudited. Such information includes all adjustments, consisting of a normal and recurring nature, which in the opinion of management, are necessary for a fair presentation of the Company's Statements of Net Assets in Liquidation, Statements of Operations, Statements of Changes in Net Assets in Liquidation, Changes in Shareholders' Equity and Cash Flows in accordance with generally accepted accounting principles. Such information should be read in conjunction with Management's Plan of Operation included herein and the Notes to Financial Statements included in the Physician Healthcare Plan of New Jersey (the "Company") Annual Report on Form 10-KSB for the year ended December 31, 1997. The interim operating results are not necessarily indicative of the operating results for the full fiscal year. As a result of the sale of its operations to HMO Blue on December 19, 1997, the company has changed from a going concern basis of accounting to a liquidation basis of accounting effective December 31, 1997.

2. LIQUIDATION BASIS OF ACCOUNTING

A liquidation basis of accounting was implemented as of December 31, 1997. The statements of net assets in liquidation at December 31, 1997 and March 31, 1998 do not distinguish between current and long-term balances as would be reflected if such statements had been prepared on a going-concern basis. The accompanying consolidated statements of operations and cash flows for the quarter ended March 31, 1997 are presented on a going-concern basis.

3. SALE OF GROUP CONTRACTS AND PROVIDER AGREEMENTS

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

4. MANAGEMENT AGREEMENT

Effective September 1, 1994, the Company entered into a management agreement with Medical Group Management, Inc. ("MGM"), a subsidiary of New Jersey State Medical Underwriters, Inc. ("NJSMU"). The management agreement with MGM provided, among other things, that MGM was responsible for all administration and management of the company. This agreement was terminated effective as of July 31, 1997.

Effective July 1, 1997, the Company entered into a Management Services Agreement (the "Management Agreement") with the Purchaser. Under the terms of the Management Agreement, the Purchaser is providing the Company management and administrative services necessary for the operation of the Company including, but not limited to, claims processing, member services, enrollment, provider assistance, utilization management and financial services. After the sale of operations on December 19, 1997, the Company's Management Agreement transitioned to a payment arrangement based on hourly fees.

In addition, effective August 1, 1997, the Company engaged The Pace Group, Inc. ("Pace") to provide certain management transition services and certain corporate financial and reporting assistance not otherwise provided by the Purchaser.

5. COMMITMENTS AND CONTINGENCIES

The Company is a defendant in an action entitled Behari vs. Physician Healthcare Plan of New Jersey, et. al., docket number L-2397-97 in Superior Court of Morris County, New Jersey. In that action, the Plaintiff seeks to recover unspecified compensatory and punitive damages together with interest and litigation costs from the Defendants for alleged wrongful termination of an employment agreement alleged between the Plaintiff and the Defendants and for defamation, among other related causes of action. The Company believes that it has excellent defenses which it intends to vigorously pursue. The case is in early stages of litigation and the Company cannot estimate the amount of potential loss at this time.

In regards to the action entitled Anthony Tonzola, M.D. vs. Physician Healthcare Plan of New Jersey, the Company was notified that an Order was filed on April 14, 1998 voluntarily dismissing the complaint without prejudice and without costs.

6. REINSURANCE

The Company renewed its reinsurance coverage to cover claims incurred through December 19, 1997, the closing date of the transaction with the Purchaser, and paid within one year from that date.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS

         The following discussion should be read in conjunction with the Financial Statements and the Notes thereto provided herein.

         The Company sold its operations to the Purchaser on December 19, 1997, following the December 9, 1997 shareholder meeting at which the sale was approved, and has continued efforts through 1998 year to date to wind down operations. As a result, effective December 31, 1997, the Company changed its basis of accounting from a going-concern basis to a liquidation basis. During the three months ended March 31, 1998, management activities have been limited to continuing the Company's payment of existing liabilities, stewardship of remaining assets, and financial reporting to applicable regulatory bodies.

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

Results of Operations

         The Company's net income for the three months ended March 31, 1998 was $199,758 as compared to a net loss of $(1,215,241) for the three months ended March 31, 1997. The Company no longer has health plan members as all group contracts and provider agreements were transferred to the Purchaser in accordance with the Agreement in 1997. 1998 income was generated largely from receipt of 1997 premium revenues in the first quarter of 1998.

         For the three months ended March 31, 1998, the Company incurred professional and administrative costs of $251,047, as compared to $1,877,374 for the three months ended March 31, 1997. In 1998, such costs and expenses relate to the limited management activities of the Company including, but not limited to, costs and expenses incurred due to legal fees, actuarial and accounting assistance, insurance, and printing and shareholder communications expenses. The Company's administrative costs decreased relative to 1997 as the Company disposed of leased office space, terminated all employees, and sold all remaining fixed assets to MGM, its former management company. See Note 3 of the Notes to Financial Statements for March 31, 1998.

         During the three months ended March 31, 1998, $1,963,483 in medical claims were paid against the Company's Claims Payable reserves, all of which were accrued at December 31, 1997. Based on claims payment experience through April 30, 1998, the Company has not provided additional reserves or IBNR beyond the balances accrued at December 31, 1997. Management has elected to maintain the claims liability remaining on a conservation basis until actual risk data concludes otherwise.

         During the three months ended March 31, 1998, the Company earned $109,359 in investment income, as compared to $204,551 earned during the three months ended March 31, 1997. The decrease in investment income was principally the result of reduced investment levels following the operating losses incurred during 1997, partially offset by the investment of proceeds of the sale of contracts to the Purchaser in the amount of 1,839,300.

Liquidity and Capital Resources

General

         As of March 31, 1998, the Company had approximately $8,257,305 in cash and cash equivalents and investments in U.S. Treasury obligations. Management believes sufficient liquid funds are available to satisfy any remaining liabilities, medical or otherwise, likely to occur in the near future (including, without limitation, costs and expenses related to the administration of liquidation such as legal and actuarial fees, insurance, accounting fees, and printing and shareholder communication expenses).

         The Company has not made any liquidating distributions since assuming a liquidation status and does not anticipate a future distribution until such time as outstanding liabilities are confirmed as extinguished and net assets available for liquidation are entirely complete. Additionally, the New Jersey Department of Banking and Insurance and Department of Health and Senior
Services must approve the surrender of the company's certificate of Authority.

         The Company operates under a Management Agreement with the Purchaser, whereby the Purchaser provides most administrative and financial services required by the Company. Since December 31, 1997, employers whose health insurance was formerly placed with the Company have continued to deposit premiums in the Company's bank account, although membership has transferred to the Purchaser. As of March 31, 1998, the Company had received $1,947,951 in premiums which were included in the Investments balance of $8,511,561. Since these amounts are due to the

Purchaser, an offsetting liability of $1,947,951 has been recorded as Funds
Held for Management Company, and the Company expects to remit this amount to the Purchaser during the fiscal quarter ending June 30, 1998.

Contingent Liabilities

         As the scope of the Company's liabilities becomes better defined, there may be changes in the estimates of future costs, which could have a material effect on the Company's financial condition, liquidity and future ability to make liquidating distributions. However, the Company currently believes, based on claims payment experience through April 30, 1998, that existing IBNR reserves and standing reinsurance agreements will adequately insulate the Company from any material medical claims in excess of outstanding recorded liabilities. See
Note 5 of the Notes to Financial Statements for March 31, 1998 for discussion of the Company's reinsurance coverage.

The discussion in this Quarterly Report contains certain forward-looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The statements should not be regarded as a representation by the Company that the expectations or plans of the Company will be achieved. Actual results or events could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, the effect of requirements imposed by regulatory agencies, the amount of claims submitted by members who were enrolled in the Company's health care plans through December 19, 1997, the level of non-medical expenses incurred by the Company and the returns on the Company's investments.

PART II -- OTHER INFORMATION

ITEM 1.

         The Company is a defendant in an action entitled Behari vs. Physician Healthcare Plan of New Jersey, et. al., docket number L-2397-97 in Superior Court of Morris County, New Jersey. In that action, the Plaintiff seeks to recover unspecified compensatory and punitive damages together with interest and litigation costs from the Defendants for alleged wrongful termination of an employment agreement alleged to exist between the Plaintiff and the Defendants and for defamation, among other related causes of action. The Company believes that it has excellent defenses which it intends to vigorously pursue. The case is in early stages of litigation and the Company intends to vigorously defend this action.

         In regards to the action entitled Anthony Tonzola, M.D. vs. Physician Healthcare Plan of New Jersey, the Company was notified that an Order was filed on April 14, 1998 voluntarily dismissing the complaint without prejudice and without costs.

ITEM 2. [Omitted]

ITEM 3. [Omitted.]

ITEM 4. [Omitted.]

ITEM 5. [Omitted]

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

                           PHYSICIAN HEALTHCARE PLAN OF NEW JERSEY, INC.

                           BY:  /S/ JOSEPH BILLOTTI, M.D.
                                -------------------------
                                    Joseph Billotti, M.D.
                                          Chairman

  /S/    BARRY MASSEY
  -------------------
         Barry Massey
         Senior Consultant of The Pace Group, Inc.
         (Acting in the capacity of Principal Accounting Officer and Principal Financial Officer of the Registrant)

                               DATED: May 15, 1998