Form 10QSB
period 1998-06-30
PHYSICIAN HEALTHCARE PLAN OF NEW JERSEY INC
filed 1998-08-19
CIK 948547

                                 FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 1998.

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _____ to _____.

                       COMMISSION FILE NUMBER 000-22719
                                              ---------

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

Issuer's telephone number:    c/o (800) 422-5611
                              ------------------

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of share outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 30, 1998, there were 4,628 shares of Common Stock outstanding.


Transitional Small Business Disclosure Format (Check one):  Yes         No X
                                                                ----      ----

                             Index to Form 10-QSB

Part I - Financial Information

      Item 1.     Financial Statements

            Statements of Net Assets in Liquidation June 30, 1998 (unaudited) and
                    December 31, 1997                                                               3

            Statement of Changes in Net Assets in Liquidation for the Three Months Ended
                    June 30, 1998                                                                   4

            Statement of Changes in Net Assets in Liquidation for the Six Months Ended
                    June 30, 1998                                                                   5

            Statement of Operations for the Three Months Ended June 30, 1997                        6

            Statement of Operations for the Six Months Ended June 30, 1997                          7

            Statement of Cash Flows for the Twelve Months Ended December 31, 1997                   8

            Notes to Financial Statements                                                           9

      Item 2.     Management's Plan of Operation


Part II - Other Information

      Item 1.     Legal Proceedings

      Item 2.     [Omitted]

      Item 3.     [Omitted]

      Item 4.     [Omitted]

      Item 5.     [Omitted]

      Item 6.     Exhibits and Reports on Form 8-K

Part I - Financial Information

Item 1.     Financial Statements

                PHYSICIAN HEALTHCARE PLAN OF NEW JERSEY, INC.
                   STATEMENTS OF NET ASSETS IN LIQUIDATION

                                                    JUNE 30       DECEMBER 31
                                                     1998             1997
                                                 (unaudited)
------------------------------------------------------------------------------

ASSETS

      Cash                                           1,848,516  $   1,504,664
      Investments                                    4,139,996      6,529,250
      Investments Held for Others                    1,637,524              0
      Other                                            162,863        603,909



LIABILITIES

      Claims Payable                                   704,272  $   3,000,000
      Accounts Payable                                 487,807        839,555
      Due to Management Company                      1,637,524              0
      Other Liabilities                                 71,735              0
                                                                --------------



                      Net Assets in Liquidation      4,887,561  $   4,798,268
                                                                ==============

                           See accompanying notes.

                PHYSICIAN HEALTHCARE PLAN OF NEW JERSEY, INC.
              STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                                 (UNAUDITED)

                                                For the Three
                                                Months Ended
                                                June 30, 1998
----------------------------------------------------------------

Net Assets in Liquidation at Beginning of
Period:                                               4,998,026

      Investment Income                                 140,661
      Professional Services                            (151,079)
      General and Administrative                       (131,269)
      Premiums                                           31,222
                                                ----------------

            Increase (Decrease)                        (110,465)
                                                ================

Net Assets in Liquidation at End of Period:           4,887,561
                                                ================

            Net Income/Loss per Common Share                (24)
                                                ================

            Weighted Average Number of Shares             4,628
                                                ================

                           See accompanying notes.

                PHYSICIAN HEALTHCARE PLAN OF NEW JERSEY, INC.
              STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                                 (UNAUDITED)

                                                 For the Six
                                                Months Ended
                                                June 30, 1998
----------------------------------------------------------------

Net Assets in Liquidation at Beginning of
Period:                                               4,798,268

      Investment Income                                 250,020
      Professional Services                            (301,978)
      General and Administrative                       (231,517)
      Premiums                                          372,768
                                              ------------------

            Increase (Decrease)                          89,293
                                              ==================

Net Assets in Liquidation at End of Period:           4,887,561
                                              ==================

            Net Income/Loss per Common Share                 19
                                              ==================

            Weighted Average Number of Shares             4,628
                                              ==================

                           See accompanying notes.

                PHYSICIAN HEALTHCARE PLAN OF NEW JERSEY, INC.
                           STATEMENT OF OPERATIONS
                                 (UNAUDITED)

                                                 FOR THE THREE
                                                  MONTHS ENDED
                                                 JUNE 30, 1997

        REVENUE

           Premiums, net of reinsurance          $    2,160,040
           Interest income, net                          83,367
           Other revenue                                 27,366
                                                 ---------------


              Total Revenue                           2,270,773

        EXPENSES

           Medical costs                              3,077,077
           Professional services                      1,242,481
           Compensation and benefits                    314,126
           Provision for Loss on Furniture and
           Equipment                                    760,000
           General and administrative                   394,595
           Insurance                                     38,109
                                                 ---------------

              Total expenses incurred                 5,826,388
                                                 ---------------


        Net Loss                                 $  (3,555,615)
                                                 ===============


             Net loss per common share           $        (768)
                                                 ===============

                           See accompanying notes.

                PHYSICIAN HEALTHCARE PLAN OF NEW JERSEY, INC.
                           STATEMENT OF OPERATIONS
                                 (UNAUDITED)


                                                  FOR THE SIX
                                                  MONTHS ENDED
                                                 JUNE 30, 1997

        REVENUE

           Premiums, net of reinsurance          $    4,216,303
           Interest income, net                         287,918
           Other revenue                                 70,811
                                                 ---------------


              Total Revenue                           4,575,032

        EXPENSES

           Medical costs                              4,719,203
           Professional services                      2,335,949
           Compensation and benefits                    689,238
           Provision for Loss on Furniture and
           Equipment                                    760,000
           General and administrative                   768,471
           Insurance                                     73,027
                                                 ---------------

              Total expenses incurred                 9,345,888
                                                 ===============


        Net Loss                                 $  (4,770,856)
                                                 ===============


             Net loss per common share           $      (1,030)
                                                 ===============

                           See accompanying notes.

                PHYSICIAN HEALTHCARE PLAN OF NEW JERSEY, INC.
                           STATEMENT OF CASH FLOWS
                                 (UNAUDITED)

                                             For the Twelve
                                              Months Ended
                                            December 31, 1997
-------------------------------------------------------------

Cash flows from operating activities:

   Net Loss                                   $  (4,380,226)
   Adjustment to reconcile net loss to net
      cash used for operating activities:
      Provision for Loss on Furniture and
       Equipment                                     760,000
      Depreciation and amortization                  236.006
      Advances to management company                 430,929
      Premium receivable                           (228,677)
      Accounts payable and accrued expenses           57,127
      Claims payable                               1,455,353
      Reinsurance recoverable on claims
      payable                                              0
      Other liabilities                            (113,270)
      Other assets                                  (35,411)
      Funds held for reinsurer                             0
                                              ---------------

   Net cash used in operating activities         (1,818,169)
                                              ---------------


Cash flows from investing activities:

      Proceeds from sale of equipment                324,861
      Purchase of equipment                                0
      Proceeds from investments matured            5,268,528
      Cost of investments acquired               (7,833,901)
                                              ---------------

   Net cash provided (used) in investing
      activities                                 (2,240,512)
                                              ---------------


Cash flows from financing activities:

      Common stock subscribed                              0
      Increase in deferred offering costs                  0
                                              ---------------
      Redemption of common stock                           0
                                              ---------------

   Net cash provided by financing activities               0
                                              ---------------

Net increase (decrease) in cash and cash
   equivalents                                   (4,058,681)
Cash and cash equivalents, beginning of
   period                                          5,563,345
                                              ===============

Cash and cash equivalents, end of period      $    1,504,664
                                              ===============

                           See accompanying notes.

                PHYSICIAN HEALTHCARE PLAN OF NEW JERSEY, INC.
                        NOTES TO FINANCIAL STATEMENTS
                                JUNE 30, 1998
                                 (UNAUDITED)

1. UNAUDITED FINANCIAL STATEMENTS

The financial information for the three and six months ended June 30, 1998 included herein is unaudited. Such information includes all adjustments, consisting of a normal and recurring nature, which in the opinion of management, are necessary for a fair presentation of the Company's Statements of Net Assets in Liquidation, Statements of Operations, Statement of Changes in Net Assets in Liquidation, Changes in Shareholders' Equity and Cash Flows in accordance with generally accepted accounting principles. Such information should be read in conjunction with Management's Plan of Operation included herein and the Notes to Financial Statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997. The interim operating results are not necessarily indicative of the operating results for the full fiscal year.

As a result of the sale of its operations to HMO Blue on December 19, 1997, the Company has changed from a going-concern basis of accounting to a liquidation basis of accounting effective December 31, 1997.

2. LIQUIDATION BASIS OF ACCOUNTING

A liquidation basis of accounting was implemented as of December 31, 1997. The statements of net assets in liquidation at December 31, 1997 and June 30, 1998 do not distinguish between current and long-term balances as would be reflected if such statements had been prepared on a going-concern basis. The consolidated statements of operations and cash flows for the quarter ended June 30, 1997 are presented on a going-concern basis.

3. SALE OF GROUP CONTRACTS AND PROVIDER AGREEMENTS

On December 19, 1997, the Company consummated the transfer and assignment of certain provider and subscriber contracts constituting its HMO and PPO operations (the "Transaction") to Medigroup of New Jersey, Inc. (the "Purchaser") or HMO Blue, the health maintenance orgainizaiton affilitated with Blue Cross Blue Shield of New Jersey, Inc. The Company received a cash payment of $1,839,300 as consideration for the transfer and assignment.

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

Effective July 1, 1997, the Company entered into a Management Services Agreement (the "Management Agreement") with the Purchaser. Under the terms of the Management Agreement, the Purchaser is providing the Company management and administrative services necessary for the operation of the Company including, but not limited to, claims processing, member services, enrollment, provider assistance, utilization management and financial services. The cost of such services is based upon a per member per month fee, and was lower than management fees previously paid by the Company.
After the sale of operations on December 19, 1997, the Company's Management Agreement transitioned to a payment arrangement based on hourly fees. For the six months ended June 30, 1998, the Purchaser has estimated its management fees will not exceed $60,000, and that amount has been accrued in Accounts Payable on the June 30, 1998 Statement of Net Assets in Liquidation.

In addition, effective August 1, 1997, the Company engaged The Pace Group, Inc. ("Pace") to provide certain management transition services and certain corporate financial and reporting assistance not otherwise provided by the Purchaser.

5. COMMITMENTS AND CONTINGENCIES

The Company is a defendant in an action entitled Behari vs. Physician Healthcare Plan of New Jersey, et.al., docket number L-2397-97 in Superior Court of Morris County, New Jersey. In that action, the Plaintiff seeks to recover unspecified compensatory and punitive damages together with interest and litigation costs from the Defendants for alleged wrongful termination of an employment agreement alleged between the Plaintiff and the Defendants and for defamation, among other related caused of action. The Company believes that it has excellent defenses which it intends to vigorously pursue. The case is in early stages of litigation and the Company cannot estimate the amount of potential loss at this time.

In addition, an action entitled Benjamin Levine, M.D. vs. Physician Healthcare Plan of New Jersey, docket number DC-2841-98, was filed in Superior Court of New Jersey Law Division, Special Civil Part, Mercer County. The Plaintiff sought to recover $10,000 together with interest and litigation costs from the defendants for redemption of stock. On August 14, 1998 the Court issued a summary judgement in connection with the action.

6. REINSURANCE

The Company renewed its reinsurance coverage to cover claims incurred through December 19, 1997 (the closing date of the transaction with the Purchaser) and paid within an additional 90 days. An endorsement was negotiated to extend the paid period for claims incurred to December 19, 1998.

ITEM 2.

MANAGEMENT'S PLAN OF OPERATION

      The following discussion should be read in conjunction with the Financial Statements and the Notes thereto provided herein.

      The Company sold its operations to the Purchaser on December 19, 1997, following the December 9, 1997 shareholder meeting at which the sale was approved, and has continued efforts through 1998 year to date to wind down operations. As a result, effective December 31, 1997, the Company changed its basis of accounting from a going-concern basis to a liquidation basis. During the six months ended June 30, 1998, management activities have been limited to continuing the Company's payment of existing liabilities, stewardship of remaining assets, and maintaining compliance as appropriate in reporting to applicable regulatory bodies.

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

Results of Operations

      The Company's net income for the six months ended June 30, 1998 was $89,293 as compared to a net loss of $(4,770,856) for the six months ended June 30, 1997. 1998 income was generated largely from receipt of 1997 premium revenues in the second quarter of 1998.

      For the six months ended June 30, 1998, the Company incurred notes varied and administrative costs of $231,517, as compared to $768,471 for the six months ended June 30, 1997. In 1998, such costs and expenses relate to the limited management activities of the Company including, but not limited to, costs and expenses incurred due to legal fees, actuarial and accounting assistance, insurance, and printing and shareholder communications expenses. The Company's administrative costs decreased relative to 1997 as the Company disposed of leased office space, terminated all employees, and sold all remaining fixed assets to MGM, its former management company. See Note 3 of the Notes to Financial Statements for June 30, 1998.

      During the six months ended June 30, 1998, $2,295,728 in medical claims were paid against the Company's existing balance of Incurred But Not Reported
(IBNR) reserves, all of which were accrued and accounted for as medical expenses in the prior period as is appropriate per generally accepted accounting principles. Management has elected to maintain the claims liability remaining on a conservative basis until actual risk data concludes otherwise. $1,900,000 of this was paid in the first quarter 1998 and the Company expects claims amounts to continue to decline.

      During the six months ended June 30, 1998, the Company earned $250,020 in investment income, as compared to $287,918 earned during the six months ended June 30, 1997. The decrease in investment income was principally the result of reduced investment levels following the operating losses incurred during 1997, partially offset by the investment of proceeds of the sale of contracts to the Purchaser in the amount of 1,839,300.

Liquidity and Capital Resources

General

      As of June 30, 1998, the Company had approximately $7.6 million in cash and cash equivalents and investments in U.S. Treasury obligations.
Management believes sufficient liquid funds are available to satisfy any remaining liabilities, medical or otherwise, likely to occur in the near future (including, without limitation, costs and expenses related to the administration of liquidation such as legal and actuarial fees, insurance, accounting fees, and printing and shareholder communication expenses).

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

      The Company operates under a Management Agreement with the Purchaser, whereby the Purchaser provides most administrative and financial services required by the Company. Since December 31, 1997, employers whose health insurance was formerly placed with the Company have continued to deposit premiums in the Company's bank account, although membership has transferred to the Purchaser. As of June 30, 1998, the Company reported $1,637,524 in Investments Held for Others, all of which is due to the Purchaser for health insurance provided after December 19, 1997. The offsetting liability is recorded as due to Management Company.

Contingent Liabilities

      As the scope of these liabilities becomes better defined, there may be changes in the estimates of future costs, which could have a material effect on the Company's financial condition, liquidity and future ability to make liquidating distributions. However, the Company currently believes, based on claims payment experience through June 30, 1998, that existing IBNR reserves and standing reinsurance agreements will adequately insulated the Company from any material medical claims in excess of outstanding recorded liabilities. See
Note 6 of the Notes to Financial Statements for June 30, 1998 for discussion of the Company's reinsurance coverage.

      The discussion in this Quarterly Report contains certain forward-looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The statements should not be regarded as a representation by the Company that the expectations or plans of the Company will be achieved. Actual results or events could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, the effect of requirements imposed by regulatory agencies, the amount of claims submitted by members who were enrolled in the Company's health care plans through December 19, 1997, the level of non-medical expences incurred by the Company and the returns on the Company's investments.


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

      In addition, an action entitled Benjamin Levine, M.D. vs. Physician Healthcare Plan of new Jersey, docket number DC-2841-98, was filed in Superior Court of New Jersey Law Division, Special Civil Part, Mercer County. The Plaintiff sought to recover $10,000 together with interest and litigation costs from the defendants for redemption of stock. On August 14, 1998 the Court issued a summary judgement to dismiss the action.

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

                  PHYSICIAN HEALTHCARE PLAN OF NEW JERSEY, INC.

                  BY:  /S/    JOSEPH BILLOTTI, M.D.
                     --------------------------------
                        Joseph Billotti, M.D.
                                Chairman

  /S/       BARRY MASSEY
--------------------------
      Barry Massey
      Senior Consultant of The Pace Group, Inc.
      (Acting in the capacity of Principal Accounting Officer and Principal Financial Officer of the Registrant)

                            DATED: August 19, 1998