Form 10QSB
period 1998-09-30
PHYSICIAN HEALTHCARE PLAN OF NEW JERSEY INC
filed 1998-11-16
CIK 948547

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998.

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

Issuer's telephone number:    c/o (800) 422-5611
                              ------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                              ---   ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of share outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 30, 1998, there were 4,628 shares of Common Stock outstanding.


Transitional Small Business Disclosure Format (Check one):  Yes         No X
                                                                ----      ----

                              Index to Form 10-QSB

Part I - Financial Information

      Item 1.     Financial Statements

            Statements of Net Assets in Liquidation as of September 30, 1998 (unaudited) and
                    December 31, 1997                                                                         3

            Statement of Changes in Net Assets in Liquidation for the Three Months Ended
                    September 30, 1998 (unaudited)                                                            4

            Statement of Changes in Net Assets in Liquidation for the Nine Months Ended
                    September 30, 1998 (unaudited)                                                            5

            Statement of Operations for the Three Months Ended September 30, 1997 (unaudited)                 6

            Statement of Operations for the Nine Months Ended September 30, 1997 (unaudited)                  7

            Statement of Cash Flows for the Twelve Months Ended December 31, 1997                             8

            Notes to Financial Statements (unaudited)                                                         9


      Item 2.     Management's Plan of Operations


Part II - Other Information

      Item 1.     Legal Proceedings

      Item 2.     [Omitted]

      Item 3.     [Omitted]

      Item 4.     [Omitted]

      Item 5.     [Omitted]

      Item 6.     Exhibits and Reports on Form 8-K

Part I - Financial Information

Item 1.     Financial Statements

                  PHYSICIAN HEALTHCARE PLAN OF NEW JERSEY, INC.
                     STATEMENTS OF NET ASSETS IN LIQUIDATION


                                                 SEPTEMBER 30      DECEMBER 31
                                                    1998              1997
                                                 (unaudited)

ASSETS

      Cash                                       $1,066,069        $1,504,664
      Investments                                 6,758,399         6,529,250
      Other                                          45,181           603,909



LIABILITIES

      Claims Payable                                573,877        $3,000,000
      Accounts Payable                              410,891           839,555
      Due to Management Company                   2,193,948                 0
      Other Liabilities                             226,171                 0
                                                  ---------



                Net Assets in Liquidation         4,464,762        $4,798,268
                                                  =========

                             See accompanying notes.

                  PHYSICIAN HEALTHCARE PLAN OF NEW JERSEY, INC.
                STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                                   (UNAUDITED)

                                                    For the Three
                                                    Months Ended
                                                 September 30, 1998

Net Assets in Liquidation at Beginning of
Period:                                               4,887,561

      Investment Income                                  54,569
      Professional Services                             105,421
      General and Administrative                       (498,728)
      Other                                             (84,061)
                                                     ----------

            Increase (Decrease)                        (422,799)
                                                     ==========

Net Assets in Liquidation at End of Period:           4,464,762
                                                     ==========

            Net Income/Loss per Common Share                (91)
                                                     ==========

            Weighted Average Number of Shares             4,628
                                                     ==========

                             See accompanying notes.

                  PHYSICIAN HEALTHCARE PLAN OF NEW JERSEY, INC.
                STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                                   (UNAUDITED)

                                                    For the Nine
                                                    Months Ended
                                                 September 30, 1998


Net Assets in Liquidation at Beginning of
Period:                                               4,798,268

      Investment Income                                 304,589
      Professional Services                            (196,557)
      General and Administrative                       (730,245)
      Other                                             288,707
                                                     ----------

            Increase (Decrease)                        (333,506)
                                                     ==========

Net Assets in Liquidation at End of Period:           4,464,762
                                                     ==========

            Net Income/Loss per Common Share                (72)
                                                     ==========

            Weighted Average Number of Shares             4,628
                                                     ==========

                             See accompanying notes.

                  PHYSICIAN HEALTHCARE PLAN OF NEW JERSEY, INC.
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                      FOR THE THREE
                                       MONTHS ENDED
                                    SEPTEMBER 30, 1997

REVENUE

   Premiums, net of reinsurance        $ 2,154,001
   Interest income, net                    121,752
   Other revenue                            38,656
                                       -----------


      Total Revenue                      2,314,409

EXPENSES

   Medical costs                         1,965,165
   Professional services                   331,037
   General and administrative              519,568
   Insurance                                34,109
                                       -----------

      Total expenses incurred            2,849,789
                                       -----------


Net Loss                               $  (535,380)
                                       ===========


     Net loss per common share         $      (115)
                                       ===========


                             See accompanying notes.

                  PHYSICIAN HEALTHCARE PLAN OF NEW JERSEY, INC.
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                              FOR THE NINE
                                              MONTHS ENDED
                                           SEPTEMBER 30, 1997

REVENUE

   Premiums, net of reinsurance               $  6,370,304
   Interest income, net                            409,670
   Other revenue                                   109,467
                                              ------------


      Total Revenue                              6,889,441

EXPENSES

   Medical costs                                 6,684,368
   Professional services                         2,666,986
   Compensation and benefits                       689,238
   Provision for Loss on Furniture and
   Equipment                                       760,000
   General and administrative                    1,288,039
   Insurance                                       107,046
                                              ------------

      Total expenses incurred                   12,195,677
                                              ============


Net Loss                                      $ (5,306,236)
                                              ============


     Net loss per common share                $     (1,145)
                                              ============


                             See accompanying notes.

                  PHYSICIAN HEALTHCARE PLAN OF NEW JERSEY, INC.
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                    For the Twelve
                                                     Months Ended
                                                  December 31, 1997
                                                ---------------------

Cash flows from operating activities:

   Net Loss                                        $(4,380,226)
   Adjustment to reconcile net loss to net
      cash used for operating activities:
      Provision for Loss on Furniture and
       Equipment                                       760,000
      Depreciation and amortization                    236,006
      Advances to management company                   430,929
      Premium receivable                              (228,677)
      Accounts payable and accrued expenses             57,127
      Claims payable                                 1,455,353
      Other liabilities                               (113,270)
      Other assets                                     (35,411)
                                                   -----------

   Net cash used in operating activities            (1,818,169)
                                                   -----------


Cash flows from investing activities:

      Proceeds from sale of equipment                  324,861
      Purchase of equipment                                  0
      Proceeds from investments matured              5,268,528
      Cost of investments acquired                  (7,833,901)
                                                   -----------

   Net cash provided (used) in investing
      activities                                    (2,240,512)
                                                   -----------


Net (decrease) in cash and cash
   equivalents                                      (4,058,681)
Cash and cash equivalents, beginning of
   period                                            5,563,345
                                                   ===========

Cash and cash equivalents, end of period           $ 1,504,664
                                                   ===========


                             See accompanying notes.
8

                  PHYSICIAN HEALTHCARE PLAN OF NEW JERSEY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)

1. UNAUDITED FINANCIAL STATEMENTS

The financial information for the three and nine months ended September 30, 1998 and 1997 included herein is unaudited. Such information includes all adjustments, consisting of a normal and recurring nature, which in the opinion of management, are necessary for a fair presentation of the Company's Statements of Net Assets in Liquidation, Statements of Operations, Statement of Changes in Net Assets in Liquidation, Statements of Changes in Shareholders' Equity and Statement of Cash Flows in accordance with generally accepted accounting principles. Such information should be read in conjunction with Management's Plan of Operation included herein and the Notes to Financial Statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997. The interim results are not necessarily indicative of the results for the full fiscal year.

2. LIQUIDATION BASIS OF ACCOUNTING

As a result of the sale of its operations to HMO Blue on December 19, 1997, the Company changed from a going-concern basis of accounting to a liquidation basis of accounting effective December 31, 1997.

The Statements of Net Assets in Liquidation at December 31, 1997 and September 30, 1998 do not distinguish between current and long-term balances as would be reflected if such statements had been prepared on a going-concern basis. The Statements of Operations for the nine months and three months ended September 30, 1997 are presented on a going-concern basis.

3. SALE OF GROUP CONTRACTS AND PROVIDER AGREEMENTS

On December 19, 1997, the Company consummated the transfer and assignment of certain provider and subscriber contracts constituting its HMO and PPO operations (the "Transaction") to Medigroup of New Jersey, Inc. (the "Purchaser" or "HMO Blue"), the health maintenance organization affiliated with Blue Cross Blue Shield of New Jersey, Inc. The Company received a cash payment of $1,839,300 as consideration for that transfer and assignment.

Although the Company has sold its operations to HMO Blue, the Company remains responsible for the payment of claims incurred prior to the December 19, 1997 date of the closing of the Transaction with HMO Blue. The Company's liability for claims payment after December 19, 1998, the first anniversary of the Transaction, is limited to claims asserted by a claimant for services prior to December 19, 1997 and previously acknowledged or otherwise known to the Company. Any other claims liability will be assumed by the Purchaser effective December 19, 1998. The Company expects that it will surrender its Certificate of Authority ("COA") to New Jersey insurance regulators at such time as the regulators approve, based on the regulators' determination that the Company has satisfied its liabilities, expected in early 1999. After such surrender, it is expected that the Company will be dissolved and assets remaining, if any, after satisfaction of the Company's liabilities will be distributed to shareholders. Amounts distributed in respect of each outstanding share of the Company's common stock are expected to be substantially lower than the purchase price paid for such shares. However, the Company is unable to determine the final amount that would be available for distribution. Dissolution would require additional shareholder action.

4. MANAGEMENT AGREEMENT

Effective September 1, 1994, the Company entered into a management agreement with Medical Group Management, Inc. ("MGM"), a subsidiary of New Jersey State Medical Underwriters, Inc. ("NJSMU"). The management agreement with MGM provided, among other things, that MGM was responsible for all administration and management of the company. That agreement was terminated effective as of July 31, 1997.

Effective July 1, 1997, the Company entered into a Management Services Agreement (the "Management Agreement") with the Purchaser. Under the terms of the Management Agreement, the Purchaser is providing the Company management and administrative services necessary for the operation of the Company including, but not limited to, claims processing, member services, enrollment, provider assistance, utilization management and financial services. The cost of such services was based upon a per member per month fee, and was lower than management fees previously paid by the Company. After the Transaction on December 19, 1997, the Company's Management Agreement transitioned to a payment arrangement based on hourly fees. The Purchaser continued after September 30, 1998 to gather data summarizing labor hours incurred in support of the Company's recordkeeping for the nine months ended September 30, 1998. Until the data gathering is complete, the Purchaser estimates its management fee will not exceed $181,828 for the nine months ended September 30, 1998. The estimated amount has been accrued in Accounts Payable in the September 30, 1998 Statement of Net Assets in Liquidation.

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

6. REINSURANCE

The Company renewed its reinsurance coverage to cover claims incurred through December 19, 1997 (the closing date of the transaction with the Purchaser) and paid within an additional 90 days. An endorsement was negotiated extending the payment period to December 19, 1998 for claims incurred through December 19, 1997. After September 30, 1998, management provided the reinsurance carrier with certain claims data to begin the evaluation and measurement of amounts potentially due under that reinsurance coverage. No recovery has been recorded on the Statement of Net Assets in Liquidation at September 30, 1998 as neither the amount nor the certainty of any recovery is determinable as of September 30, 1998.

ITEM 2.

MANAGEMENT'S PLAN OF OPERATIONS

      The following discussion should be read in conjunction with the Financial Statements and the Notes thereto provided herein.

      The Company sold its operations to the Purchaser on December 19, 1997, following the December 9, 1997 shareholder meeting at which the sale was approved, and has continued efforts through 1998 year to date to wind down operations. As a result, effective December 31, 1997, the Company changed its basis of accounting from a going-concern basis to a liquidation basis. During the nine months ended September 30, 1998, management activities have been limited to continuing the Company's payment of existing liabilities, stewardship of remaining assets, and maintaining compliance as appropriate in reporting to applicable regulatory agencies.

      Although the Company has sold its operations to HMO Blue, the Company remains responsible for the payment of claims incurred prior to the December 19, 1997 date of the closing of the transaction with HMO Blue. The Company's liability for claims payment after December 19, 1998, the first anniversary of the Transaction, is limited to claims asserted by a claimant for services prior to December 19, 1997 and previously acknowledged or otherwise known to the Company. Any other claims liability will be assumed by the Purchaser effective December 19, 1998. The Company expects that it will surrender its COA to New Jersey insurance regulators at such time as the regulators approve, based on the regulators' determination that the Company has satisfied its liabilities, expected in early 1999.


Results of Operations

      The decrease in net assets in liquidation for the nine months ended September 30, 1998 was $333,506 which represents income offset by general and administrative expenses and professional services. During the nine months ended September 30, 1998, the Company earned $304,589 in investment income, and $288,707 in other income, principally premium income for 1997 coverage.

      For the nine months ended September 30, 1998, the Company incurred administrative costs of $231,517. In 1998, such costs and expenses relate to the limited management activities of the Company including, but not limited to, costs and expenses incurred due to legal fees, actuarial and accounting assistance, insurance, and printing and shareholder communications expenses. See
Note 4 of the Notes to Financial Statements for September 30, 1998.

      During the nine months ended September 30, 1998, $2,426,123 in medical claims were paid against the Company's existing balance of Incurred But Not Reported (IBNR) reserves, all of which were accrued and accounted for as medical expenses as is appropriate per generally accepted accounting principles. Of total claims paid during 1998, the Company paid $1,900,000 in the first quarter of 1998 and the Company expects claims payment amounts to continue to decline. Management has elected to maintain the claims liability remaining on a conservative basis until actual risk data is more complete for claims incurred before December 19, 1997.

      The decrease in net assets in liquidation for the three months ended September 30, 1998 was $422,799 which also represents income offset by general and administrative expenses and professional services. During the three months ended September 30, 1998 the Company recorded $54,569 in investment income and wrote off $84,061 of other income. The write off of other income is a net amount including $18,618 of 1997 premium revenue received in July, 1998 offset by a 1997 reduction in PPO revenue of $102,679. The reduction of $102,679 in PPO revenue is a delayed recording of a 1997 adjustment.

      During the three months ended September 30, 1998, the Company recorded $393,307 in expenses (professional services and general and administrative) including a one time insurance premium payment and increased management fees charged by the Purchaser, as the Purchaser re-evaluated its level of support for the Company's operations and recordkeeping. See Note 4 of Notes to Financial Statements for September 30, 1998. The Purchaser re-evaluated the level of support as the result of personnel changes and the number and type of accounting procedures required for the Company's operations and record keeping. The Company expects management fees to continue to increase due to additional work required in preparation for the year end audit and other reconciliation activities. Regarding insurance premium, in September
1998 the Company paid a $68,000 premium for directors' and officers' liability coverage for the period August 26, 1998-August 26, 1999.

      During the three months ended September 30, 1998, $130,395 in medical claims were paid against the Company's existing balance of IBNR.

     The Company has not expended any funds to date, and does not expect to do so in the future, in connection with the so-called "Year 2000 issue." The Company has disposed of its operations and fixed assets, and conducts no operations that would be affected by the Year 2000 issue.

Liquidity and Capital Resources

General

      As of September 30, 1998, the Company had approximately $7.8 million in cash and cash equivalents and investments in U.S. Treasury obligations. Management believes sufficient liquid funds are available to satisfy any remaining liabilities, medical or otherwise, likely to occur in the near future (including, without limitation, costs and expenses related to the administration of liquidation such as legal and actuarial fees, insurance, accounting fees, and printing and shareholder communication expenses).

      The Company has not made any liquidating distributions since assuming a liquidation status and does not anticipate a future distribution until such time as outstanding liabilities are confirmed as extinguished and net assets available for liquidation are entirely complete. Additionally, the New Jersey Department of Banking and Insurance and Department of Health and Senior Services must approve the surrender of the Company's COA as a precondition for any such liquidating distributions.

      The Company operates under a Management Agreement with the Purchaser, whereby the Purchaser provides most administrative and financial services required by the Company. Since December 31, 1997, employers whose health insurance was formerly placed with the Company have continued to deposit premiums in the Company's bank account, although membership has transferred to the Purchaser. As of September 30, 1998, the Company reported $6,758,399 in Investments, $2,193,948 of which is due to the Purchaser for health insurance provided after December 19, 1997. The offsetting liability is recorded as Due to Management Company. These funds were transferred to the Purchaser after September 30, 1998.

Contingent Liabilities

      As the scope of these liabilities becomes better defined, there may be changes in the estimates of future costs, which could have a material effect on the Company's financial condition, liquidity and future ability to make liquidating distributions. However, the Company currently believes, based on claims payment experience through September 30, 1998, that existing IBNR reserves and standing reinsurance agreements will adequately insulate the Company from any material medical claims in excess of outstanding recorded liabilities. See Notes 6 and 3 of the Notes to Financial Statements for September 30, 1998 for discussion of the Company's reinsurance coverage and discussion of the Company's transfer of claims liability to the Purchaser, respectively.

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

     10.8 Assignment and Assumption of Lease Agreement dated February 11, 1997 (incorporated by reference to Exhibit 10.8 in the Registrant's Registration Statement Form SB-2)

     10.9 Agreement between the Registrant and Medigroup of New Jersey, Inc. dated as of June 26, 1997 (incorporated by reference to Exhibit 10.9 to the Registrant's Form 10-QSB for quarter ended September 30, 1997)

     10.10 Management Services Agreement between the Registrant and Medigroup of New Jersey, Inc. dated as of June 26, 1997 (incorporated by reference to Exhibit 10.9 to the Registrant's Form 10-QSB for quarter ended June 30, 1997)

     10.11 Termination and Release Agreement by and between Medical Group Management, Inc. and Physician Healthcare Plan of New Jersey, Inc., dated as of July 31, 1997 (incorporated by reference to Exhibit 10.11 to the Registrant's Form 10-QSB for quarter ended September 30, 1997)

     10.12 Letter Agreement between Medigroup of New Jersey, Inc. and Physician Healthcare Plan of New Jersey., dated as of August 26, 1977, relating to the sale of certain fixed assets (incorporated by reference to Exhibit 10.12 to the Registrant's Form 10-QSB for quarter ended September 30, 1997)

     10.13 Services Agreement between The Pace Group, Inc. and Physician Healthcare Plan of New Jersey, Inc., dated as of August 1, 1997 (incorporated by reference to Exhibit 10.13 to the Registrant's Form 10-QSB for quarter ended September 30, 1997)

     10.14 Agreement between Medigroup of New Jersey, Inc. and Physician Healthcare Plan of New Jersey, Inc., dated July 25, 1997, relating to the use of certain computer equipment (incorporated by reference to Exhibit 10.14 to the Registrant's Form 10-QSB for quarter ended September 30, 1997)

     10.15 Management Services Agreement dated as of December 19, 1997 between Physician Healthcare Plan of New Jersey, Inc. and Medigroup of New Jersey, Inc. (incorporated by reference to
                  Exhibit 99.3 to the Registrant's Form 8-K filed December 29,
                  1997)

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

                            DATED: November 13, 1998


15