Form 10KSB
period 1998-12-31
PHYSICIAN HEALTHCARE PLAN OF NEW JERSEY INC
filed 1999-09-14
CIK 948547

                                   FORM 10-KSB

(Mark One)

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
           OF 1934

For the fiscal year ended December 31, 1998

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
          ACT OF 1934

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


c/o The Pace Group, Inc., 12160 Abrams Road, Suite 409, Dallas, TX 75243
------------------------------------------------------------------------
(Address of principal executive offices) (zip code)

Issuer's telephone number:  (800) 422-5611

                 Securities registered under Section 12(b) of the Exchange Act:
None

                 Securities registered under Section 12(g) of the Exchange Act:
Common Stock, no par value.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Check if there was no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosures will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for the most recent fiscal year: $556,293.

There is no current market for this stock. However, the aggregate value of voting stock held by non-affiliates as of December 31, 1998, computed by reference to the book value, was approximately $5,022,000.

As of December 31, 1998, there were 4,629 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I
ITEM 1.  DESCRIPTION OF BUSINESS

OVERVIEW

Overview

         The Company is a New Jersey corporation, formed on January 10, 1994, under the sponsorship of private practicing physicians for the purpose of developing a statewide physician-owned and directed health maintenance organization ("HMO"). The Company's HMO and preferred provider organization ("PPO") operations were sold on December 19, 1997, as described below.

         In December 1994, the Company filed an application for a Certificate of Authority ("COA") to operate as an HMO in five counties in New Jersey, which application was approved effective August 28, 1995. The Company was not permitted to solicit business until a Certificate of Authority was obtained. The Company commenced marketing its HMO plans to persons living in the five county area and issued its first policy in November 1995. In September 1995, the Company filed an application to amend its COA to expand its service area to cover the entire State of New Jersey. The amendment was approved effective January 29, 1996. The Company received federal trademark registration for its name, for the acronym PHPNJ and for the stylized "P" logo which contains a cutout in the shape of New Jersey.

         On March 4, 1994, the Company commenced an initial offering for the purpose of raising capital necessary to fund operations until the Company received its COA and subsequently to fund operational deficits until such time as the Company began operating at a profit. On November 9, 1995, the Company commenced a second offering for the purpose of expanding the Company's existing network of physicians, expanding the Company's programs and infrastructure, and enhancing the Company's capital position. The initial offering resulted in proceeds of approximately $17,500,000 and the second offering resulted in proceeds of approximately $6,250,000.

         The Company devoted substantial efforts to developing and credentialing its health care delivery network, and health plans particularly for the small employer marketplace in New Jersey. The Company had entered into approximately 1,400 Physician Participation Agreements with physicians who had been credentialed, and 81 contracts with inpatient care facilities. In addition, the Company had negotiated contracts for the provision of certain ancillary services such as prescription benefits. The Company had developed HMO, PPO and point-of-service ("POS") products.

Management

         Since inception, the Company has had no employees. As such, the Company has engaged a management company to provide substantially all management and administrative services, including but not limited to, financial services, member and provider support services, provider credentialing, and claims processing. Until July 1997, the Company was managed by Medical Group Management, Inc. ("MGM"), a subsidiary of the New Jersey State Medical Underwriters, Inc., which in turn is a subsidiary of the Medical Society of New Jersey. That arrangement with MGM terminated in July 1997 and the Company entered into a Management Agreement with Medigroup of New Jersey, Inc. ("HMO Blue" or the "Purchaser") effective July 1, 1997. HMO Blue managed the Company's operations until December 19, 1997, when it purchased the Company's HMO and PPO operations pursuant to an Agreement dated as of June 26, 1997 (the "Agreement"). In addition, the Company has a contract with The Pace Group, Inc. ("Pace") to provide management transition services and certain corporate financial and reporting assistance not otherwise provided by the Purchaser, such as assistance in making required filings with state insurance regulators and with the Securities and Exchange Commission.

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

         Notwithstanding the implementation of this strategy, the Company continued to incur losses. Early in 1997, the Company's leadership charged the Board of Directors' Due Diligence Committee with identifying strategic options and recommending a course of action that would be most beneficial to the Company and its stockholders, ultimately resulting in the negotiation of the Agreement and Management Services Agreement with HMO Blue. In addition, the Company has sold most of its fixed assets to MGM, sold certain equipment to HMO Blue and sold its automobiles to other parties.

         On December 19, 1997 the Company consummated the transfer and assignment of certain provider and subscriber contracts constituting its HMO and PPO operations to HMO Blue, the HMO affiliated with Blue Cross Blue Shield of New Jersey, Inc. The Company received a cash payment of $1,839,300 as consideration for the transfer and assignment. As of the date of closing, the Management Services Agreement dated as of June 26, 1997 between the Company and HMO Blue terminated and the parties entered into a new Management Services Agreement pursuant to which HMO Blue provided certain limited management services through March 1, 1999. The Company has agreed to pay Medigroup an hourly fee of $75 for services provided under that agreement. At year end, the Company and HMO Blue were in the process of renegotiating an extension of this agreement from March 1, 1999 through the Company's ultimate dissolution. HMO Blue currently continues to provide services to the Company as described above.

         Although the Company sold its operations to HMO Blue, the Company remains responsible for the payment of claims incurred prior to the December 19, 1997, date of the closing of the transaction with HMO Blue. This liability is limited to those claims asserted by a claimant on or before December 19, 1998, and previously acknowledged or otherwise known to the Company. The Company continued to wind down its operations in 1998 by continuing to process and pay claims incurred prior to December 19, 1997 through its contract with OASYS, a third party administrator. The Company continued to fulfill the reporting requirements of regulatory agencies through its contracts with The Pace Group and HMO Blue. The Company expects that it will surrender its COA to New Jersey insurance regulators at such time as the regulators approve, based on the regulators' determination that the Company has satisfied its liabilities. This is anticipated to occur by the end of 1999. After such surrender, it is expected that the Company will be dissolved and any assets remaining after satisfaction of the Company's liabilities will be distributed to stockholders. Amounts distributed in respect of each outstanding share of the Company's common stock are expected to be substantially lower than the purchase price paid for such shares. However, the Company is unable to estimate the amount, if any, that would be available for distribution. Dissolution would require additional stockholder action.

ITEM 2.  DESCRIPTION OF PROPERTY

Property

The Company has no leased or owned real property.

ITEM 3.  LEGAL PROCEEDINGS

The Company was a defendant in a class action lawsuit entitled Anthony Tonzola, M.D. v. Physician Healthcare Plan of New Jersey, Docket Number 97-5939. The action was brought on behalf of the common shareholders of PHPNJ based on alleged violations of Federal Securities laws, breach of fiduciary duty, fraud and negligence. This case was dismissed in April 1998.

The Company was also a defendant in an action entitled Priseo S. DeFronzo v. Physician Healthcare Plan of New Jersey, Docket Number UNN-L-203597. This was an action brought by an individual physician to recover his initial investment in PHPNJ. A stipulation of dismissal with prejudice was filed on January 23, 1998.

In addition, the Company is a defendant in an action entitled Beharie v. Physician Healthcare Plan of New Jersey, et.al., Docket No. L-2397-97, in the Superior Court of Morris County, New Jersey. Dr. Beharie claimed he was wrongfully terminated as an employee and subsequently defamed by PHPNJ (and other unrelated corporate entities). The Plaintiff seeks to recover unspecified compensatory and punitive damages together with interest and litigations costs from the Defendants. The Company believes that it has excellent defenses which it intends to vigorously pursue.

The Company is a defendant in an action entitled Benjamin Levine, M.D. v. Physician Healthcare Plan of New Jersey, docket number DC-2841-98, filed in Superior Court of New Jersey Law Division, Special Civil Part, Mercer County. The Plaintiff sought to recover $10,000 together with interest and litigation costs from the Defendants for redemption of stock. On August 14, 1998, the Court issued a summary judgement to dismiss the action. In November 1998, the Plaintiff filed an appeal. The Company believes that it has excellent defenses which it intends to vigorously pursue.

In addition, the Company is a third party defendant in an action entitled Valley National Bank v. Dr. Hussein Matari v. Physician Healthcare Plan of New Jersey, docket number DC-10412-98, filed in Superior Court of New Jersey, Law Division, Special Civil Part - Civil, Bergen County. The action was brought by Valley National Bank to recover a loan made to Dr. Matari for the purchase of stock in PHPNJ. Dr. Matari is seeking to recover his initial investment in PHPNJ and hold the Company responsible for his defaulted loan. The Company believes that it has excellent defenses and intends to vigorously pursue.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No meetings for shareholders were held in 1998.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         There is no public market for the common stock of the Company. At December 31, 1998, the Company had 4,629 shareholders. The Company's shares may only be purchased by eligible purchasers (4,629), which are physicians who are licensed to practice medicine and surgery in New Jersey and who are actively practicing. Each eligible purchaser is limited to one share. The By-Laws of the Company prohibit the transfer of stock to any person or entity to ensure that only physicians participating in the network maintain ownership in the Company. However, the By-Laws do provide for mandatory redemption by the Company in exchange for the book value of the stock upon the occurrence of certain events, such as death, retirement, disability, loss of medical license, cessation of practice in New Jersey and termination of an effective Physician Participation Agreement. Discretionary redemption by the Board of Directors is also permitted.

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

         The Company has not paid any dividends and does not intend to pay dividends in the future. Earnings, if any, have been retained for use in the operation and expansion of the Company's business. Additionally, the Company must obtain approval from the New Jersey Department of Banking and Insurance prior to declaring any dividends.

         The Company expects that it will surrender its COA to New Jersey insurance regulators at such time as the regulators approve, expected sometime in 1999. After such surrender, it is expected that the Company will be dissolved and assets remaining, if any, after satisfaction of the Company's liabilities will be distributed to stockholders. Amounts distributed in respect of each outstanding share of the Company's common stock are expected to be substantially lower than the purchase price paid for such share. However, the Company is unable to estimate the amount, if any, that would be available for distribution. Dissolution would require additional stockholder action.

ITEM 6.  MANAGEMENT'S PLAN OF OPERATIONS

         The Company is a New Jersey corporation, formed on January 10, 1994, under the sponsorship of private practicing physicians for the purpose of developing a statewide, physician-owned HMO. The Company sold its operations to the Purchaser on December 19, 1997, following the December 9, 1997 shareholder meeting at which the sale was approved, and has continued efforts through 1998 year to date to wind down operations. As a result, effective December 31, 1997, the Company changed its basis of accounting from a going-concern basis to a liquidation basis. During the year ended December 31, 1998, management activities have been limited to continuing the Company's payment of existing liabilities, stewardship of remaining assets and maintaining compliance as appropriate in reporting to applicable regulatory agencies.

      Although the Company has sold its operations to HMO Blue, the Company remains responsible for the payment of claims incurred prior to the December 19, 1997 date of the closing of the transaction with HMO Blue. The Company's liability for claims payment after December 19, 1998, the first anniversary of the Transaction, is limited to claims asserted by a claimant for services prior to December 19, 1997 and previously acknowledged or otherwise known to the Company no later than December 19, 1998. As of December 31, 1998 that liability was approximately $ 21,000 and the Company expects to pay that liability sometime in 1999. Any claims for services provided after December 19, 1997 or any claims for services provided prior to December 19, 1997 but first discovered after December 18, 1998 are the responsibility of HMO Blue. The Company expects that it will surrender its Certificate of Authority to New Jersey insurance regulators at such time as the regulators approve, based on the regulators' determination that the Company has satisfied its liabilities, expected sometime in 1999.

Changes in Net Assets

      The increase in net assets in liquidation for the year ended December 31, 1998 was approximately $224,000 which represents investment income and unrealized gains on investments of approximately $519,000, premium revenue of approximately $105,000 and favorable development of December 31, 1998 claims reserves of approximately $617,000 offset by general, administrative expenses and professional services of approximately $1,017,000.

      For the year ended December 31, 1998, the Company incurred general and administrative costs of approximately $1,017,000. In 1998, such costs and expenses relate to the management activities of the Company including, but not limited to, costs and expenses incurred due to management fees, legal fees, actuarial and accounting assistance and insurance.

      During the year ended December 31, 1998, approximately $2,362,000 in medical claims were paid against the Company's December 31,1997 claim reserves. Favorable development of the December 31,1997 claims reserves of approximately $617,000 was recognized in 1998.

Financial Condition

         Cash and invested assets: Total investments, including cash and short term investments were approximately $5,734,000 at December 31, 1998 and $8,118,000 at December 31, 1997. The decrease in invested assets between December 31, 1998 and December 31, 1997 resulted primarily from cash outflow from payment of medical claims and administrative expenses.

The Company's investments on December 31,1998 were in debt securities comprised of investment grade securities, with the highest ratings assigned by Standard & Poor's (AAA) or Moody's (Aaa;P-1), respectively.

Premium receivable and other assets: Total premiums receivable and other assets were $0 at December 31, 1998 and approximately $520,000 at December 31, 1997. The decrease in premiums receivable and other assets is due to the cession/terminations of operations on December 19, 1997.

Claims payable: The total claims liability was approximately $21,000 at December 31, 1998 and approximately $3,000,000 at December 31, 1997. The decrease is due to the payment of claims of approximately $2,362,000 and a favorable development of the December 31, 1997 claims reserve of approximately $617,000.

Net assets in liquidation: Total net assets in liquidation were approximately $5,022,000 at December 31, 1998 and approximately $4,798,000 at December 31, 1997. The increase is primarily due to investment income and favorable development of December 31, 1998 claims reserves offset by general and administrative expenses and professional services.

  Year 2000

         The Company has not expended any funds to date, and does not expect to do so in the future, in connection with preparing its systems to be Year 2000 compliant. The Company conducts no operations and as such believes that the Year 2000 issue will not create any material exposures.

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

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors of the Registrant

         The following table lists the Company's current Board of Directors and their ages. The Company has no executive officers other than its Chairman and President. Employees of Pace, with whom the Company contracts for certain management services, serve as acting Chief Executive Officer and Principal Accounting Officer.

       NAME                              DATE ELECTED  TERM        AGE    TITLE
       Joseph Billotti, M.D.                12/95      3 yrs.      51     Chairman of the Board & President
       Stanley Bloom, M.D.                  12/95      1 yr.*      60     Director
       William F. Brennan, D.O.             12/95      3 yrs.      51     Director
       Lee Hindin, M.D.                     12/95      1 yr.*      48     Director
       Alexander Horowitz, M.D.             12/95      2 yrs.      56     Director
       Louis Keeler, M.D.                   12/95      1 yr.*      66     Director
       Linda Korman, M.D.                   12/95      1 yr.*      47     Director
       Mark Levy, M.D.                      12/95      1 yr.*      61     Director
       Martin S. Levine, D.O..              12/95      1 yr.*      44     Director
       Nancy L. Mueller, M.D.               12/95      2 yrs.*     49     Director

       Mark T. Olesnicky, M.D.              12/95      2 yrs.*     56     Director
       Emmons G. Paine, M.D.                12/95      3 yrs.      69     Director
       Fred M. Palace, M.D.                 12/95      2 yrs. *    63     Director
       Barry Prystowsky, M.D.               12/95      2 yrs. *    44     Director
       Thomas R.C. Reutter, Jr, D.O.        12/95      2 yrs. *    59     Director
       David L. Sirota, D.O.                12/95      2 yrs. *    59     Director
       Bessie Sullivan, M.D.                12/95      3 yrs.      57     Treasurer and Director
       Vincent J. Vivona, D.O., J.D.        12/95      2 yrs. *    49     Director

* Will serve until successor is elected and qualified. The Company did not hold an annual meeting in 1997 or 1998.

JOSEPH BILLOTTI, M.D., has conducted a private medical practice in Orthopedic Surgery in Bergen County, New Jersey since 1978. Dr. Billotti is a Diplomate of the American Board of Orthopedic Surgery, Fellow of the American Academy of Orthopedic Surgeons, and is a Fellow of the American and International College of Surgeons. Dr. Billotti is a member of the Federal Health Care Financing Administration Advisory Committee. He served as a Delegate for the State of New Jersey Medical Society, and was a member of the Board of Directors of the New Jersey State Orthopedic Society. Dr. Billotti was the Medical Director of the Valley Regional Medical Center and a Clinical Assistant Professor of Orthopedic Surgery at the University of Medicine and Dentistry of New Jersey. Dr. Billotti is a member of the Bergen County Medical Society, the American Medical Association, the Eastern Orthopaedic Society and the American College of Managed Care, Inc.

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

STANLEY BLOOM, M.D., has conducted a private medical practice in Urology in Essex County, New Jersey since 1970. He is a Board Certified Urologist and a Fellow of the American College of Surgeons. Dr. Bloom is a member of the Essex County Medical Society, the American Urological Association and the Society of Endolaparoscopic Surgeons. He is also past Chairman of the Department of Surgery at East Orange General Hospital and of the Departments of Urology at St. Barnabas Medical Center and East Orange General Hospital.

WILLIAM F. BRENNAN, D.O., Board Certified in Family Practice by the American Osteopathic College of Family Practice, has conducted a private medical practice in Family Medicine in Gloucester County since 1980. In addition to his private practice, he currently serves as a Student Health Physician for Rowan College. Dr. Brennan is also a Delegate to the New Jersey Osteopathic House of Delegates. In 1995, he was appointed Clinical Associate Professor of Family Practice at the University of Medicine and Dentistry of New Jersey - School of Osteopathic Medicine. Previously, in addition to his private practice, Dr. Brennan served as Medical Director of the Gloucester County Sheriff's Medical Department, school physician for the Cherry Hill School District and as a medical officer in the United States Navy.

LEE HINDIN, M.D., conducted a private practice in psychiatry in Essex County from 1982-1995. Since 1995 his practice has been in Passaic County. Prior to that, he was an instructor at the University of Medicine and Dentistry of New Jersey. He is Board Certified in Psychiatry by the American Board of Psychiatry and Neurology. He is a member of the American Psychiatric Association, the New Jersey Psychiatric Associates, American Society of Addiction Medicine, and American Academy of Psychiatrists in Alcoholism and Addictions. He is founder and Medical Director of Creative Intervention for Mental Health and Chemical Dependency. He has been the Associate Medical Director of the Department of Psychiatry, Medical Director of the Division of Drug and Alcohol Services and is currently on the Medical Board of St. Barnabas Medical Center.

ALEXANDER R. HOROWITZ, M.D., has conducted a private practice in Pediatrics in Madison, New Jersey since 1977. Dr. Horowitz is a Diplomatee of the American Board of Pediatrics and the American Board of Quality Assurance and Utilization Review Physicians. He is past Chairman of the Pediatric Audit Committee at Overlook Hospital and the Joint Patient Care Committee at Morristown Memorial Hospital. He has served as a utilization reviewer at both institutions. He is an Instructor of Clinical Pediatrics at the College of Physicians and Surgeons, Columbia University, New York. He holds and has held multiple positions in the Morris-Somerset IPA.

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

MARK LEVEY, M.D., has conducted a private medical practice in Otolaryngology in Essex County, New Jersey since 1969. Dr. Levey is a Fellow of the American Academy of Facial, Plastic and Reconstructive Surgery, the American Academy of Ophthalmology and Otolaryngology, the American College of Surgeons, and the American Society for Head and Neck Surgery. He is currently an Associate Clinical Professor of Surgery at the Robert Wood Johnson Medical School. Dr. Levey has served as Treasurer of the Medical Staff at Saint Barnabas Medical Center and currently serves as Director of MetroWest IPA.

MARTIN S. LEVINE, D.O., has conducted a Family and Sports Medicine practice in Jersey City, New Jersey since 1983. Dr. Levine is past President of the New Jersey Association of Osteopathic Physicians and Surgeons. He is the past National and New Jersey Delegate of the American College of Osteopathic Family Practitioners. Dr. Levine is the Assistant Clinical Professor of the Department of Family Practice at the University of Medicine and Dentistry of New Jersey School of Osteopathic Medicine.

NANCY L. MUELLER, M.D., has conducted a private medical practice in Neurology in Englewood, New Jersey since 1982. Dr. Mueller is Board Certified by the American Board of Quality Assurance and Utilization Review Physicians and is Board eligible with the American Board of Psychiatry and Neurology. She has been an active member of the Utilization Review Committee of the Englewood Hospital since 1983. She is currently President-Elect of the Bergen County Medical Society and has been a member of its Board of Trustees since 1990. She has been a delegate to the Medical Society of New Jersey since 1988. She was appointed to the Transition Committee for the State of New Jersey Department of Health. She is a member of the State Medical Service Committee, as well as a reviewer and expert for the Professional Review Organization of New Jersey. She is a member of the American Academy of Neurology, the American College of Physicians and the American Women's Medical Association. She has been part of the National Health Care Advisory Board and is currently working as a bipartisan member of the Committee on National Healthcare for the Democratic National Committee. Dr. Mueller is presently serving on the Executive Board of Princeton Preferred.

MARK T. OLESNICKY, M.D., has conducted a private practice in Internal Medicine in Essex County, New Jersey since 1975. He is currently President of the Medical Staff of Saint Barnabas Medical Center, Livingston, New Jersey. He also serves as Trustee of the Medical Society of New Jersey as well as an Alternate Delegate to the American Medical Association. He is a Diplomate of the American Board of Quality Assurance and Utilization Review Physicians. Dr. Olesnicky has also served as President of the Essex County Medical Society and President of the Essex County Health Organization.

EMMONS G. PAINE, M.D., has conducted a private medical practice in Cardiology in Camden County, New Jersey since 1962. He has been past-president of the Camden County Medical Society, and has served on its Executive Committee for several years. Dr. Paine is a Diplomatee of the American Board of Internal Medicine and is a Fellow of the American College of Cardiology. Dr. Paine has served on the Governor's Committee for Mobile Intensive Care Units from 1972 to 1975. He recently ended an eleven-year period as Chief of Cardiology of the West Jersey Health System and he served as Chairman of West Jersey Hospital's Medical Subcommittee for Quality Assurance for nine years. Dr. Paine has also served on the Board of Trustees of West Jersey Hospital. He is presently Chief of Staff of West Jersey Hospital.

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

BARRY PRYSTOWSKY, M.D., has conducted a private practice in Pediatrics in Nutley, New Jersey since 1984. Dr. Prystowsky is a Diplomate of the American Board of Pediatrics. Dr. Prystowsky is President of the New Jersey Pediatrics Society. He is on the Council of the American Academy of Pediatrics, New Jersey Chapter. Dr. Prystowsky has served as the Chairman of the New Jersey Medical Society Subcommittee on Violence Prevention and Chairman of the New Jersey Academy of Pediatrics Practice Management Committee. Dr. Prystowsky served on the Pediatric Clinical Advisory Committee at the New Jersey Department of Health. Dr. Prystowsky served on the medical advisory committee for Blue Cross Blue Shield, First Option and Prucare. In addition, he currently serves on the Credential Committee for HMO Blue and the pharmacy and therapeutic committee for Horizon Blue. He is Secretary of the Primary Care Physician of NJ IPA and President of the Quality Physicians Network of America. Dr. Prystowsky is one of the cofounders and current Secretary/Treasurer of the Children's Emergency Medical Fund of New Jersey. Dr. Prystowsky served on the health advisory committees for Governor Whitman and Senator Rice, and was the health chairman for Senator Rice's mayoral election team in Newark, New Jersey. Dr. Prystowsky was the principal health advisor for Senator Bradley's bill on women's mandatory 48 hour hospital stay after giving birth. Dr. Prystowksy also serves as a Clinical Assistant Professor of Pediatrics at the University of Medicine and Dentistry of New Jersey and has been appointed to the Governor's Task Force on Child Abuse.

THOMAS R.C. REUTTER, JR., D.O., has conducted a Family and Sports Medicine Practice in Gloucester County, New Jersey since 1969. He is a past President of the New Jersey Association of Osteopathic Physicians and Surgeons and of the American Academy of Family Practice of New Jersey in Osteopathic Medicine. He sits on the Board of Executive Peer Review of New Jersey. He is a Fellow of the Academy of Family Practice and a Board member of the Southern New Jersey Individual Practice Association. Dr. Reutter is a Clinical Assistant Professor in Family Practice at the University of Medicine and Dentistry of New Jersey School of Osteopathic Medicine. He is also the physician for Logan Township and Westville schools. In addition, Dr. Reutter is the team physician for Rowan College.

DAVID L. SIROTA, D.O., has conducted a private medical practice in General Practice in Passaic and Essex Counties in New Jersey since 1972. He is currently Medical Director of the Out-Patient Department and Occupational Health Services at Holy Name Hospital. Dr. Sirota is a past President of the New Jersey Association of Osteopathic Physicians and Surgeons. He is an active member of the American Osteopathic Association and the New Jersey Association of Osteopathic Physicians and Surgeons. He was Director of Medical Education at Saddlebrook Hospital and is active in peer review .activities.

VINCENT J. VIVONA, D.O., J.D., has conducted a private medical practice in Cardiology in Ocean County, New Jersey since 1979. Dr. Vivona is a Diplomatee of the Board of Internal Medicine (1996). He is also a lawyer currently admitted to the New Jersey and Pennsylvania bars. He is a Fellow of the American College of Legal Medicine and an Adjunct Instructor in Healthcare Law at Ocean County College.

The Company presently has no full-time employees. Pace provides certain services pursuant to an agreement with the Company. Its employees serve as acting Chief Executive Officer and Principal Accounting Officer.

Notwithstanding these arrangements with Pace, the Company's operations were managed by MGM from January - June 1997 and by HMO Blue from July - December 1997 pursuant to management agreements. HMO Blue purchased the Company's operations on December 19, 1997. Pace continues to provide certain administrative and corporate services to the Company.

There are no familial relationships among the directors of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

The Company believes that no reports were required to be filed during the fiscal year ended December 31, 1998 because no transfers of the Company's stock were permitted in 1998.

ITEM 10. EXECUTIVE COMPENSATION

         No director of the Company receives any remuneration for serving as a director.

         The Company has no employees.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         With the exception of the Class F and G Director(s), each of the directors of the Company owns one share of stock of the Company. As a group, directors own .38% of outstanding stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Each shareholder of the Company executed a Physician Participation Agreement for the provision of healthcare services to the Company's Members. Accordingly, a large portion of the claims payable and incurred medical costs are due to shareholders. On December 19, 1997, the Company consummated the transfer of its provider contracts to the Purchaser as previously described. No shareholder individually received any consideration in connection that transaction.

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

                             PHYSICIAN HEALTHCARE PLAN OF NEW JERSEY, INC.

                             BY :  /s/JOSEPH BILLOTTI, MD
                                      Joseph Billotti, M.D.
                                      Chairman and President

/s/RUSS MOHAWK
Russ Mohawk
         Senior Consultant of The Pace Group, Inc.
         (Acting in the capacity of Principal Accounting
         Officer and Principal Financial Officer of the Registrant)

DATED:

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                               TITLE                               DATE

/s/JOSEPH BILLOTTI, M.D.                Chairman of the Board and
Joseph Billotti, M.D.                   President

/s/BESSIE SULLIVAN, M.D.                Treasurer and Director
Bessie Sullivan, M.D.

/s/STANLEY BLOOM, M.D.                  Director
Stanley Bloom, M.D.

/s/WILLIAM F. BRENNAN, D.O.             Director
William F. Brennan, D.O.

/s/LEE HINDIN, M.D.                     Director
Lee Hindin, M.D.

/s/ALEXANDER R. HOROWITZ, M.D.          Director
Alexander R, Horowitz, M.D.

/s/LOUIS KEELER, M.D.                   Director
Louis Keeler, M.D.

/s/LINDA KORMAN, M.D.                   Director
Linda Korman, M.D.

/s/MARK LEVEY, M.D.                     Director
Mark Levey, M.D.

/s/MARTIN S. LEVINE, D.O.               Director
Martin S. Levine, D.O.

/s/NANCY L. MUELLER, M.D.               Director
Nancy L. Mueller, M.D.

/s/MARK T. OLESNICKY, M.D.              Director
Mark T. Olesnicky, M.D.

/s/EMMONS G. PAINE, M.D.                Director
Emmons G. Paine, M.D.

/s/FRED M. PALACE, M.D.                 Director
Fred M. Palace, M.D.

/s/BARRY PRYSTOWSKY, M.D.               Director
Barry Prystowsky, M.D.

/s/THOMAS R.C. REUTTER, JR., D.O.       Director
Thomas R.C. Reutter, Jr., D.O.

/s/DAVID L. SIROTA, D.O.                Director
David L. Sirota, D.O.

/s/VINCENT J. VIVONA, D.O., J.D.        Director
Vincent J. Vivona, D.O., J.D.

Physician Healthcare Plan of New Jersey, Inc.

FINANCIAL STATEMENTS
December 31, 1998

CONTENTS

Report of Independent Auditors                                                                   F-2
Statements of Net Assets in Liquidation as of December 31, 1998 and 1997                         F-3
Statement of Changes in Net Assets in Liquidation for the Year Ended December 31, 1998           F-4
Statement of Operations for the Year Ended December 31, 1997                                     F-5
Statement of Shareholders' Equity for the Year Ended December 31, 1997                           F-6
Statement of Cash Flows for the Year Ended December 31, 1997                                     F-7
Notes to Financial Statements                                                                    F-8


                                       F2

Report of Independent Auditors

The Board of Directors
Physician Healthcare Plan of New Jersey, Inc.

We have audited the accompanying statements of net assets in liquidation of Physician Healthcare Plan of New Jersey, Inc. as of December 31, 1998 and 1997, the related statement of changes in net assets in liquidation for the year ended December 31, 1998 and the statements of operations, shareholders' equity and cash flows for the year ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As described in Note 1 to the financial statements, the shareholders of Physician Healthcare Plan of New Jersey, Inc. approved the sale and discontinuance of all HMO and PPO operations on December 19, 1997. As a result, Physician Healthcare Plan of New Jersey, Inc. changed its basis of accounting at, and for periods subsequent to, December 31, 1997 from the going concern basis to a liquidation basis.

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets in liquidation of Physician Healthcare Plan of New Jersey, Inc. as of December 31, 1998 and 1997, the changes in net assets in liquidation for the year ended December 31, 1998, applied on the basis described in the preceding paragraph, and the results of its operations and its cash flows for the year ended December 31, 1997, in conformity with generally accepted accounting principles.

ERNST & YOUNG LLP

New York, New York
May 24, 1999

                                       F3

                  PHYSICIAN HEALTHCARE PLAN OF NEW JERSEY, INC.
                     STATEMENTS OF NET ASSETS IN LIQUIDATION
                                 (In thousands)

                                                                            DECEMBER 31
                                                                          --------------
                                                                          1998      1997
                                                                          ----      ----
ASSETS
         Cash and cash equivalents                                       $  268   $1,505
         Investments, at fair value                                       5,387    6,529
         Accrued investment income                                           79       84
         Premiums receivable                                                         424
         Other assets                                                                 96
                                                                         ------   ------
                  Total current assets                                    5,734    8,638

LIABILITIES

         Claims payable                                                      21    3,000
         Accounts payable                                                   181      840
         Due to management company                                          383
         Other liabilities                                                  127
                                                                         ------   ------
                                             Net Assets in Liquidation   $5,022   $4,798
                                                                         ======   ======

                             See accompanying notes.

                                       F4

                 PHYSICIAN HEALTHCARE PLAN OF NEW JERSEY, INC.
                STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION

               (In thousands, except per share and share amounts)

                          YEAR ENDED DECEMBER 31, 1998
Net assets in liquidation at January 1, 1998                                        $4,798

   Premiums                                                                            105
   Interest and investment income                                                      451
   Favorable development of prior year claims payable                                  617
   Net unrealized gains on investments                                                  68
   General and administrative expenses                                             (1,017)

Net income for the period                                                              224
                                                                   ----------------------------

Net assets in liquidation at December 31, 1998                                      $5,022
                                                                   ============================

Net income per common share                                                            $48
                                                                   ============================

Weighted average number of shares                                                    4,629
                                                                   ============================


                             See accompanying notes.

                  PHYSICIAN HEALTHCARE PLAN OF NEW JERSEY, INC.
                             STATEMENT OF OPERATIONS

              (In thousands, except for per share and share amount)

                          YEAR ENDED DECEMBER 31, 1997
REVENUE
   Premiums, net of reinsurance                                                     $8,699
   Interest income, net                                                                474
   Gain on sale of HMO and PPO operations                                            1,839
   Other revenue                                                                       107
                                                                   ----------------------------

         Total revenue                                                              11,119

EXPENSES
   Medical costs                                                                     9,535
   Professional services                                                             2,668
   Compensation and benefits                                                           732
   General and administrative                                                        2,360
   Insurance                                                                           204
                                                                   ----------------------------

         Total expenses incurred                                                    15,499
                                                                   ============================

Net Loss                                                                          $(4,380)
                                                                   ============================

    Net loss per common share                                                       $(946)
                                                                   ============================

    Weighted average number of shares                                               $4,629
                                                                   ============================


                             See accompanying notes.

                  PHYSICIAN HEALTHCARE PLAN OF NEW JERSEY, INC.

                        STATEMENT OF SHAREHOLDERS' EQUITY
                                 (In thousands)

                          YEAR ENDED DECEMBER 31, 1997





                                                                               Net
                                                                           Unrealized
                                                                           (Loss) Gain                         Total
                                               Common         Paid in          on            Retained      Shareholders'
                                                Stock         Capital      Investments       Deficit           Equity
------------------------------------------ ---------------- ------------- -------------- ----------------- ---------------

BALANCE AT JANUARY 1, 1997                    $23,750             $43         $(5)           $(14,616)          $9,172

Common stock issued (5 shares)                   (25)              26                                                1

Net unrealized losses                                                            5                                   5

Net loss                                                                                       (4,380)         (4,380)
                                           ================ ============= ============== ================= ===============

BALANCE AT DECEMBER 31, 1997                  $23,725             $69           --           $(18,996)          $4,798
                                           ================ ============= ============== ================= ===============


                             See accompanying notes.

                  PHYSICIAN HEALTHCARE PLAN OF NEW JERSEY, INC.
                             STATEMENT OF CASH FLOWS
                                 (In thousands)



                                YEAR ENDED DECEMBER 31, 1997

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                         $(4,380)
   Adjustment to reconcile net loss to net cash used for
        operating activities:
         Depreciation and amortization                                                   236
         Loss on disposal of furniture and equipment                                     760
         Changes in operating assets and liabilities:
            Advances to management company                                               431
            Other assets                                                                (35)
            Premium receivable                                                         (229)
            Claims payable                                                             1,455
            Accounts payable and accrued expenses                                         57
            Other liabilities                                                          (113)
                                                                     ------------------------

   Net cash used in operating activities                                             (1,818)
                                                                     ------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of furniture and equipment                                         325
   Cost of investments acquired                                                      (7,834)
   Proceeds from investments matured                                                   5,269
                                                                     ------------------------
   Net cash used in investing activities                                              (2,240
                                                                     ------------------------

Net change in cash and cash equivalents                                              (4,058)
Cash and cash equivalents, beginning of year                                           5,563
                                                                     ========================

Cash and cash equivalents, end of year                                                $1,505
                                                                     ========================


                             See accompanying notes.

PHYSICIAN HEALTHCARE PLAN OF NEW JERSEY, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1998


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

The Company's health plans consisted of HMO plans and point-of-service (POS) plans, offered on a fully-insured basis, whereby members receive comprehensive medical coverage for a fixed monthly premium. Medical services were provided through discounted participating agreements with physicians and various per diem or fee-for-service contracts with hospitals and other providers. Under regulations adopted in April 1996, the Company developed a comprehensive small group POS product which the Company began marketing upon filing of policy forms approved by the New Jersey Department of Banking and Insurance.

On March 4, 1994, the Company had an initial offering to physicians both practicing and residing in New Jersey, for the purpose of raising capital necessary to fund its operations until the Company received its COA and subsequently to fund operational deficits until such time as the Company begins to operate at a profit. See Note 5 for a further description of the initial offering.

The Company's registration statement for the second offering was filed with the Securities and Exchange Commission (the "SEC") and declared effective on November 9, 1995. The second offering of shares to physicians practicing in the State of New Jersey was for the purpose of expanding the Company's existing network of physicians, expanding the Company's programs and infrastructure, and enhancing the Company's equity position. See Note 5 for a further description of the second offering.

On December 19, 1997, the Company consummated the transfer and assignment of certain provider and subscriber contracts constituting its HMO, POS and PPO operations (the "Transaction") to HMO Blue, the HMO affiliated with Blue Cross and Blue Shield of New Jersey, Inc. The Company received a cash payment of $1,839,300 as consideration for the transfer and assignment.

Although the Company has sold its operations to HMO Blue, the Company remained responsible for the payment of claims incurred prior to the December 19, 1997 date of the closing of the transaction with HMO Blue. However, in accordance with the Transaction Agreement, claims incurred prior to December 19, 1997 but reported to the Company after December 19, 1998, are the responsibility of HMO Blue. The Company expects that it will surrender its COA to New Jersey insurance regulators at such time it received regulatory approval, based on the regulators' determination that the Company has satisfied its liabilities, which is expected to occur in 1999. After such surrender, it is expected that the Company will be dissolved and assets remaining, if any, after satisfaction of the Companies liabilities, will be distributed to stockholders. Amounts distributed in respect of each outstanding share of the Company's common stock are expected to be substantially lower than the purchase price paid for such shares. However, the Company is unable to determine the final amount that would be available for distribution. Dissolution would require additional stockholder action.

2.       SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

As a result of the sale of its operations to HMO Blue on December 19, 1997, the Company has implemented a liquidation basis of accounting effective December 31, 1997. The application of liquidation has no effect on the Company's net assets as of December 31, 1997. The statements of net assets in liquidation at December 31, 1998 and 1997 do not distinguish between current and long-term balances as would be reflected if such statements had been prepared on a going concern basis. The accompanying statements of operations, cash flows and shareholders' equity for the year ended December 31, 1997 are presented on a going concern basis.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Investments

All investments are carried at their fair values with unrealized gains and losses included in net income.

Investment income, net of investment expenses and amortization of bond premium and discount, is recognized in income when earned.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 prescribes an asset and liability method for accounting for deferred taxes, the objective of which is to recognize an asset or liability for the expected future tax effects due to temporary differences between financial reporting and tax basis of assets and liabilities, based on enacted tax rates and other provisions of the tax law. The principal items giving rise to such differences are net operating loss carryfowards, start-up and organizational costs, and furniture and equipment. Under SFAS No. 109, deferred tax assets are recognized unless it is more likely than not that some portion of the deferred tax assets may not be realized. At December 31, 1998 and 1997, no deferred tax assets have been recognized. Further, for the years ended December 31, 1998, 1997 or any prior period, no tax benefit has ever been recognized. At December 31, 1998, the total amount of net operating losses carried forward and available to offset future income subject to federal income taxes was approximately $17.9 million.

Net Income (Loss) Per Common Share

Net income (loss) per common share is based upon the weighted average number of shares outstanding during the year, which is in accordance with SFAS No. 128.

Cash Flow Reporting

For purposes of reporting cash flows, cash and cash equivalents includes all cash on deposit, money markets accounts and investments purchased with an original remaining maturity of three months or less when purchased.

Reclassification

Certain amounts appearing in the 1997 financial statements have been reclassified to conform to the 1998 presentation.

3.       MANAGEMENT AGREEMENTS

Since inception, the Company has engaged a management company to provide substantially all management and administrative services, including but not limited to, financial services, member and provider support services, provider credentialing and claims processing. Until July 1997, the Company was managed by Medical Group Management, Inc. ("MGM"), a subsidiary of the New Jersey State Medical Underwriters, Inc., which in turn is a subsidiary of the Medical Society of New Jersey. The Company incurred and paid $350,000 of management fees to MGM for the year ended December 31, 1997.

That arrangement with MGM terminated in July 1997 and the Company entered into a Management Agreement with HMO Blue effective July 1, 1997. HMO Blue managed the Company's operations until December 19, 1997, when it purchased the Company's HMO and PPO operations pursuant to an agreement dated as of June 26, 1997. The Company incurred $241,577 and $567,230, respectively, of management fees related to HMO Blue during 1998 and 1997. In addition, the Company has a contract with The Pace Group, Inc. ("Pace") to provide management transition services and certain corporate financial and reporting assistance not otherwise provided by the Purchaser, such as assistance in making requirement filings with state insurance regulators and with the Securities and Exchange Commission ("SEC").

As of the transition date of closing (December 19, 1997), the Management Services Agreement dated as of June 26, 1997 between the Company and HMO Blue terminated, and the parties entered into a new Management Services Agreement ("Management Services") pursuant to which HMO Blue provided certain limited management services through March 1, 1999. The Company has agreed to pay HMO Blue an hourly fee of $75 for services provided under that agreement. The Company and HMO Blue are currently in the process of negotiating an extension of this agreement from March 1, 1999 through the Company's ultimate dissolution. HMO Blue currently continues to provide services to the Company as described above.

With HMO Blue's assumption of responsibility for management and administrative services through the Management Agreement, the Company sold to MGM most of its fixed assets, primarily furniture and computer equipment at its office location in Lawrenceville, New Jersey. MGM paid approximately $300,000 for the Company's fixed assets, based primarily on a series of appraisals obtained from independent third party appraisal firms. A $760,000 loss on sale of furniture and equipment was reflected in the 1997 statement of operations in general and administrative expenses.

4.       COMMITMENTS AND CONTINGENCIES

At December 31, 1998, the Company is a defendant in certain actions taken by its shareholders and a former officer of the Company. Management believes the Company will prevail in all such actions.

Since May 30, 1995, the Company operated under a letter of intent with Acordia of Southern California ("Acordia") to provide the Company's administrative and management information systems. Under the terms of the new Management Agreement described in Note 3, HMO Blue is providing the Company management and administrative services necessary for the operation of the Company including, but not limited to, claims processing and financial services.

As of December 31, 1998 and 1997, the Company's investments include restricted assets of approximately $391,000 and $378,000, respectively, on deposit with the State of New Jersey for solvency protection.

5.       SHAREHOLDERS' EQUITY AND DIVIDEND RESTRICTIONS

On March 4, 1994, the Company sought to raise capital through an initial offering of up to 15,000 shares of stock at a price of $5,000 per share to physicians who were eligible purchasers. Only physicians who both practiced and resided in the State of New Jersey were eligible purchasers. The Company issued 3,569 shares as a result of this offering, representing approximately $17.8 million in initial capital.

The Company's registration statement was filed with the SEC and declared effective November 9, 1995. The purpose of the second offering to physicians who practice in the State of New Jersey was to raise additional capital of up to 10,000 shares of stock at a price of $5,500 per share. All shares have the same rights and privileges. In 1996, the Company issued 1,136 shares as a result of this offering, representing approximately $6.3 million of additional capital.

In order to ensure the Company operates as a physician-owned HMO whereby shareholders represent participating physicians in the HMO, the Articles of Incorporation and by-laws provide certain restrictions on this stock. It is non-transferable and can only be redeemed by the Company. Circumstances requiring redemption of stock at current book value in order to preserve the integrity of the network include death, retirement, disability, loss of license to practice medicine in New Jersey and termination of an effective Physician Participation Agreement with the Company. In addition, physicians who fail to become credentialed by the Company must redeem their shares at the original purchase price without interest. Physicians who otherwise wish to redeem their shares may do so at the sole discretion of the Board of Directors at current book value. After approval, the Board may take up to six months to redeem such shares. The Company shall not be required to redeem a shareholder's stock if the Company is insolvent, if doing so would cause the Company to become insolvent or if the Company is, or the redemption would cause the Company to be, in a precarious financial condition.

On July 15, 1997, the Board of Directors of the company approved a resolution to place a moratorium on redemptions of the Company's common stock for any reason, including reasons set forth in the Company's by-laws, because of the prospect that the satisfaction of all prospective redemption obligations could cause the Company to be in "precarious financial condition" as that term is defined in the Company's registration statement on Form SB-2. As a result, the Company will not be required to redeem a stockholder's redemption in connection with an event described in the Company's by-laws, or in connection with the failure of the Company to credential the stockholder as a provider under the Company's health care plans, or for any other reason.

The Company is required to file its Annual Statement prepared in accordance with accounting practices prescribed or permitted by the New Jersey State Insurance Department (statutory basis). Such accounting practices vary in certain respects from generally accepted accounting principles (GAAP).

The following is a reconciliation of the 1998 net income and December 31, 1998 shareholders' equity of the Company as determined in accordance with statutory accounting practices to net income and net assets in liquidation reported in accordance with GAAP (in thousands):


                                                               1998
  Net income statutory basis, as reported                         $39
  Net unrealized gains on investments                              68
  Other                                                           117
                                                         =============
  Net income for the period - GAAP                               $224
                                                         =============

  Capital and surplus - statutory basis, as reported           $4,954
  Net unrealized gains on investments                              68
  Other                                                            --
                                                         =============
  Net assets in liquidation - GAAP                             $5,022
                                                         =============

The following is a reconciliation of the 1997 net income and December 31, 1997 shareholders' equity of the Company as determined in accordance with statutory accounting practices to the amounts reported in accordance with GAAP (in thousands):


                                                             1997
  Net loss, statutory basis, as reported                     $(4,107)
  Decrease in prepaid expenses                                  (146)
  Other                                                         (127)
                                                         =============
  Net loss                                                   $(4,380)
                                                         =============

  Capital and surplus - statutory basis, as reported           $4,915
  Other                                                         (117)
                                                         =============
  Shareholders' equity - GAAP                                  $4,798
                                                         =============

New Jersey State law provides that dividends or other distributions may be paid only from retained earnings and to the extent statutory capital and surplus is in excess of the minimum net worth requirement of $1,000,000. The Company has not paid and does not intend to pay any dividends.

6.       EMPLOYMENT COSTS

The Company currently has no employees. All persons providing services on behalf of the Company were employees of MGM or NJSMU through July 31, 1997. From June 30, 1997 to December 31, 1998, HMO Blue has provided management services on a contract basis. In addition, Pace continues to provide certain management transition services and certain corporate, financial and reporting assistance not otherwise provided by the Purchaser, as previously described. The costs of the HMO Blue and Pace services are included in professional services on the statement of operations and in general and administrative expenses on the statement of changes in net assets in liquidation.

7.       RELATED PARTY TRANSACTIONS

The shareholders and directors of the Company are physicians who have entered into participating provider agreements with the Company. Accordingly, a large portion of the claims payable and incurred medical costs are due to shareholders.

8.       INVESTMENTS

Debt Securities

The following summarizes the amortized cost and the estimated fair value of the Company's investments in debt securities as of December 31, 1998 and 1997. The estimated fair values for the Company's investments in debt securities are based on quoted market prices.



                                                            Amortized        Gross Unrealized        Estimated
                                                                        --------------------------
                                                              Cost         Gains        Losses      Fair Value
                                                          ------------- ------------ ------------- -------------
                                                                             (in thousands)
         1998
         U.S. Treasury and other governmental units             $5,319          $70            $2        $5,387
         1997
         U.S. Treasury and other governmental units              6,529           --            --         6,529

The following summarizes the amortized cost and estimated fair value of the Company's investments in debt securities by contractual maturity as of December 31, 1998:

                                              AMORTIZED      ESTIMATED
                                                COST         FAIR VALUE
                                            -------------- ---------------
                                                   (In thousands)

   Maturity
     Within one year                                 $772            $771
     After one year through five years              4,547           4,616
                                            ============== ===============
   Total Investments                               $5,319          $5,387
                                            ============== ===============

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

For the year ended December 31, 1998, there was no net benefit or expense associated with the above mentioned reinsurance contracts. At December 31, 1998, there are no assets or liabilities recorded related to any reinsurance arrangements.

Amounts recorded in 1997 related to the above arrangements are summarized as follows:



         Premiums ceded, net of experience refund earned         $1,404,317
         Ceded loss recoveries                                      363,383
         Ceding commission income                                   372,685

For both arrangements discussed above, the Company remains primarily liable as the direct insurer on all risks reinsured. In addition, all of the Company's reinsurance is placed with a single reinsurer.

10.      MEDICAL CLAIMS

Amounts recorded in 1998 and 1997 related to the medical claims liability are summarized as follows:


                                        1998         1997
                                  ------------ ------------
       Beginning of year               $3,000       $1,545

       Incurred:
          Current                          --        9,535
          Prior                         (617)           --
                                  ------------ ------------
                                        (617)        9,535
       Paid:
          Current                          --          980
          Prior                         2,362        7,100
                                  ------------ ------------
                                        2,362        8,080
                                  ------------ ------------
       End of year                        $21       $3,000
                                  ============ ============

INDEX TO EXHIBITS

      EXHIBIT NO.                                     EXHIBIT


         3.1 Amended and restated Certificate of Incorporation (incorporated by reference to
                                  Exhibit 3.1 to the Registrant's Registration
                                  Statement on Form SB-2)


         3.2 Amended and restated By-Laws (incorporated by reference to Exhibit 3.2 to the\Registrant's Registration Statement on Form SB-2)


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


        10.2 Hospital Letter of Agreement with Registrant incorporated by reference to Exhibit 10.2 to the Registrant's Registration Statement on Form SB-2)


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


10.10 Management Services Agreement between the Registrant and Medigroup of New Jersey, Inc. dated as of June 26, 1997 (incorporated by reference to Exhibit 10.9 to the Registrant's Form 10-QSB for quarter ended June 30, 1997)


10.11 Termination and Release Agreement by and between Medical Group Management, Inc. and Physician Healthcare Plan of New Jersey, Inc., dated as of July 31, 1997 (incorporated by reference to Exhibit 10.11 to the Registrant's Form 10-QSB for quarter ended September 30, 1997)


10.12 Letter of Agreement between Medigroup of New Jersey, Inc. and Physician Healthcare Plan of New Jersey., dated as of August
                                  26, 1977, relating to the sale of
                                  certain fixed assets (incorporated
                                  by reference to Exhibit 10.12 to the
                                  Registrant's Form 10-QSB for quarter
                                  ended September 30, 1997)


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