Form 10QSB
period 1999-03-31
PHYSICIAN HEALTHCARE PLAN OF NEW JERSEY INC
filed 1999-12-15
CIK 948547

                     U.S. Securities and Exchange Commission
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1999.

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes     No X
                                                              ---   ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of share outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 31, 1999, there were 4,629 shares of Common Stock outstanding.


Transitional Small Business Disclosure Format (Check one):  Yes        No X
                                                                ---      ---

                              Index to Form 10-QSB


Part I - Financial Information


Item 1.  Financial Statements

         Statements of Net Assets in Liquidation as of March 31, 1999 (unaudited) and December 31, 1998

         Statement of Changes in Net Assets in Liquidation for the Three Months Ended March 31, 1999 (unaudited)


         Statement of Changes in Net Assets in Liquidation for the Three Months Ended March 31, 1998(unaudited


Notes to Financial Statements (unaudited)


Item 2.  Management's Plan of Operations


Part II - Other Information

         Item 1. Legal Proceedings

         Item 2. [Omitted]

         Item 3. [Omitted]

         Item 4. [Omitted]

         Item 5. [Omitted]

         Item 6. Exhibits and Reports on Form 8-K

Part I - Financial Information

Item 1.  Financial Statements

                  PHYSICIAN HEALTHCARE PLAN OF NEW JERSEY, INC.
                     STATEMENTS OF NET ASSETS IN LIQUIDATION



                                                  March 31         December 31
                                                    1999              1998
                                                 (unaudited)
ASSETS
      Cash                                       $  398,033        $  268,217
      Investments                                 5,040,264         5,387,101
      Other                                         130,998            79,493



LIABILITIES

      Claims Payable                             $   34,086        $   21,371
      Accounts Payable                              197,102           181,012
      Due to Management Company                     261,770           383,385
      Other Liabilities                             107,444           126,930
                                                 ----------
                Net Assets in Liquidation        $4,968,893        $5,022,113
                                                 ==========        ==========

                             See accompanying notes.

                  PHYSICIAN HEALTHCARE PLAN OF NEW JERSEY, INC.
                STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                                   (UNAUDITED)


                                                    For the Three
                                                     Months Ended
                                                    March 31, 1999
Net Assets in Liquidation at Beginning of Period:     5,022,113

      Investment Income                                 146,705
      Professional Services                            (106,598)
      General and Administrative                        (92,720)
      Other                                                (607)
                                                     ----------

            Increase (Decrease)                         (53,220)
                                                     ==========

Net Assets in Liquidation at End of Period:           4,968,893
                                                     ==========

            Net Income/Loss per Common Share                (12)
                                                     ==========

            Weighted Average Number of Shares             4,629
                                                     ==========

                             See accompanying notes.

                  PHYSICIAN HEALTHCARE PLAN OF NEW JERSEY, INC.
                STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                                   (UNAUDITED)


                                                    For the Three
                                                     Months Ended
                                                    March 31, 1998
Net Assets in Liquidation at Beginning of Period:     4,798,268

      Investment Income                                 109,359
      Professional Services                            (150,899)
      General and Administrative                       (100,248)
      Other                                             341,546
                                                     ----------

            Increase (Decrease)                         199,758
                                                     ==========

Net Assets in Liquidation at End of Period:           4,998,026
                                                     ==========

            Net Income/Loss per Common Share                 43
                                                     ==========

            Weighted Average Number of Shares             4,629
                                                     ==========

                             See accompanying notes.

                  PHYSICIAN HEALTHCARE PLAN OF NEW JERSEY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1999
                                   (UNAUDITED)

1. UNAUDITED FINANCIAL STATEMENTS

The financial information for the three months ended March 31, 1999 and March 31, 1998 included herein is unaudited. Such information includes all adjustments, consisting of a normal and recurring nature, which in the opinion of management, are necessary for a fair presentation of the Company's Statements of Net Assets in Liquidation and Statement of Changes in Net Assets in Liquidation in accordance with generally accepted accounting principles. Such information should be read in conjunction with Management's Plan of Operation included herein and the Notes to Financial Statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998. The interim results are not necessarily indicative of the results for the full fiscal year.

2. LIQUIDATION BASIS OF ACCOUNTING

As a result of the sale of its operations to HMO Blue on December 19, 1997, the Company changed from a going-concern basis of accounting to a liquidation basis of accounting effective December 31, 1997.

The Statements of Net Assets in Liquidation at December 31, 1998 and March 31, 1999 do not distinguish between current and long-term balances as would be reflected if such statements had been prepared on a going-concern basis.

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

Although the Company has sold its operations to HMO Blue, the Company remains responsible for the payment of claims incurred prior to the December 19, 1997 date of the closing of the Transaction with HMO Blue. The Company's liability for claims payment after December 19, 1998, the first anniversary of the Transaction, is limited to claims asserted by a claimant for services prior to December 19, 1997 and previously acknowledged or otherwise known to the Company. Any other claims liability will be assumed by the Purchaser effective December 19, 1998. The Company expects that it will surrender its Certificate of Authority ("COA") to New Jersey insurance regulators at such time as the regulators approve, based on the regulators' determination that the Company has satisfied its liabilities, expected in some time in 1999. After such surrender, it is expected that the Company will be dissolved and assets remaining, if any, after satisfaction of the Company's liabilities will be distributed to shareholders. Amounts distributed in respect of each outstanding share of the Company's common stock are expected to be substantially lower than the purchase price paid for such shares. However, the Company is unable to determine the final amount that would be available for distribution. Dissolution would require additional shareholder action.

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

5. COMMITMENTS AND CONTINGENCIES

The Company is a defendant in an action entitled Beharie v. Physician Healthcare Plan of New Jersey, et.al., Docket No. L-2397-97, in the Superior Court of Morris County, New Jersey. Dr. Beharie claimed he was wrongfully terminated as an employee and subsequently defamed by PHPNJ (and other unrelated corporate entities). The Plaintiff seeks to recover unspecified compensatory and punitive damages together with interest and litigation costs from the Defendants. The Company believes that is has excellent defenses which it intends to vigorously pursue.

In addition, the Company was a third party defendant in an action entitled Valley National Bank v. Dr. Hussein Matari v. Physician Healthcare Plan of New Jersey, docket number DC-10412-98, filed in Superior Court of New Jersey, Law Division, Special Civil Part - Civil, Bergen County. The action was brought by Valley National Bank to recover a loan made to Dr. Matari for the purchase of stock in PHPNJ. Dr. Matari sought to recover his initial investment in PHPNJ and hold the Company responsible for his defaulted loan. On March 15, 1999, a order was filed dismissing the third party complaint without prejudice.

The Company is a defendant in an action entitled Benjamin Levine, M.D. v. Physician Healthcare Plan of New Jersey, docket number DC-2841-98, filed in Superior Court of New Jersey Law Division, Special Civil Part, Mercer County. The Plaintiff sought to recover $10,000 together with interest and litigation costs from the Defendants for redemption of stock. On August 14, 1998, the Court issued a summary judgement to dismiss the action. In November 1998, the Plaintiff filed an appeal. On March 1, 1999, Dr. Levin filed a motion before the trail judge, who previously dismissed the action, to be declared indigent and entitled to free transcripts for the appeal which was denied. On March 31, 1999, Dr. Levine made a request for the transcripts. A brief must be filed by Dr. Levine by July 8, 1999. The Company believes that it has excellent defenses which it intends to vigorously pursue.

ITEM 2.

MANAGEMENT'S PLAN OF OPERATIONS

         The following discussion should be read in conjunction with the Financial Statements and the Notes thereto provided herein.

         The Company sold its operations to the Purchaser on December 19, 1997, following the December 9, 1997 shareholder meeting at which the sale was approved, and has continued efforts through 1999 year to date to wind down operations. As a result, effective December 31, 1997, the Company changed its basis of accounting from a going-concern basis to a liquidation basis. During the three months ended March 31, 1999, management activities have been limited to continuing the Company's payment of existing liabilities, stewardship of remaining assets, and maintaining compliance as appropriate in reporting to applicable regulatory agencies.

Although the Company has sold its operations to HMO Blue, the Company remained responsible for the payment of claims incurred prior to the December 19, 1997 date of the closing of the transaction with HMO Blue. The Company's liability for claims payment after December 19, 1998, the first anniversary of the Transaction, is limited to claims asserted by a claimant for services prior to December 19, 1997 and previously acknowledged or otherwise known to the Company. Any other claims liability will be assumed by the Purchaser effective December 19, 1998. The Company expects that it will surrender its COA to New Jersey insurance regulators at such time as the regulators approve, based on the regulators' determination that the Company has satisfied its liabilities, expected in sometime in 1999.


Changes in Net Assets

         The decrease in net assets in liquidation for the three months ended March 31, 1999 was $53,220 as compared to an increase of $199,758 for the three month period ended March 31,1998. The $53,220 decrease in net assets for the period ended March 31,1999 represents investment income offset by general and administrative expenses and professional services.

During the three months ended March 31, 1999, the Company earned $146,705 in investment income, as compared to $109,359 earned during the three months ended March 31, 1998.

         For the three months ended March 31, 1999, the Company incurred general and administrative costs of $92,720, as compared to $100,248 for the three months ended March 31, 1998. The Company also incurred professional service cost of $106,598 for the three months ended March 31,1999, as compared to $150,899 for the three months ended March 31, 1998. In 1999 and 1998, such costs and expenses relate to the limited management activities of the Company including, but not limited to, costs and expenses incurred due to legal fees, actuarial and accounting assistance and insurance. See Note 4 of the Notes to Financial Statements for March 31, 1999.

         The Company has not expended any funds to date, and does not expect to do so in the future, in connection with preparing its system to be Year 2000 compliant. The Company conducts no operations and as such believes that the Year 2000 issue will not create any material exposures.

Financial Condition

         As of March 31, 1999, the Company had approximately $5.4 million in cash and cash equivalents and investments in U.S. Treasury obligations. Management believes sufficient liquid funds are available to satisfy any remaining liabilities, medical or otherwise, likely to occur in the near future (including, without limitation, costs and expenses related to the administration of liquidation such as legal and actuarial fees, insurance, accounting fees, and printing and shareholder communication expenses).

         As of March 31, 1999, the company reported approximately $34,000 in accrued medical claims liabilities attributable to the accrual that was made on December 31, 1998 for all unpaid claims incurred prior to December 19,1997,as described in the Notes to Financial Statements, Item 2., as well as claims adjustments made to previously paid claims. As of March 31, 1999 the company reported approximately $200,000 in accounts payable related to various miscellaneous trade vendors. As of March 31, 1999 the company reported approximately $260,000 management fees payable related to the Management Agreement described in the Notes to the Financial Statements, Item 4. As of March 31, 1999 the company reported approximately $110,000 in other liabilities which included unclaimed checks as well as unallocated revenue.

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

The discussion in this Quarterly Report contains certain forward-looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The statements should not be regarded as a representation by the Company that the expectations or plans of the Company will be achieved. Actual results or events could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, the effect of requirements imposed by regulatory agencies and the returns on the Company's investments.


PART II -- OTHER INFORMATION

ITEM 1.

The Company is a defendant in an action entitled Beharie v. Physician Healthcare Plan of New Jersey, et.al., Docket No. L-2397-97, in the Superior Court of Morris County, New Jersey. Dr. Beharie claimed he was wrongfully terminated as an employee and subsequently defamed by PHPNJ (and other unrelated corporate entities). The Plaintiff seeks to recover unspecified compensatory and punitive damages together with interest and litigation costs from the Defendants. The Company believes that is has excellent defenses which it intends to vigorously pursue.

In addition, the Company was a third party defendant in an action entitled Valley National Bank v. Dr. Hussein Matari v. Physician Healthcare Plan of New Jersey, docket number DC-10412-98, filed in Superior Court of New Jersey, Law Division, Special Civil Part - Civil, Bergen County. The action was brought by Valley National Bank to recover a loan made to Dr. Matari for the purchase of stock in PHPNJ. Dr. Matari sought to recover his initial investment in PHPNJ and hold the Company responsible for his defaulted loan. On March 15, 1999, a order was filed dismissing the third party complaint without prejudice.

The Company is a defendant in an action entitled Benjamin Levine, M.D. v. Physician Healthcare Plan of New Jersey, docket number DC-2841-98, filed in Superior Court of New Jersey Law Division, Special Civil Part, Mercer County. The Plaintiff sought to recover $10,000 together with interest and litigation costs from the Defendants for redemption of stock. On August 14, 1998, the Court issued a summary judgement to dismiss the action. In November 1998, the Plaintiff filed an appeal. On March 1, 1999, Dr. Levin filed a motion before the trail judge, who previously dismissed the action, to be declared indigent and entitled to free transcripts for the appeal which was denied. On March 31, 1999, Dr. Levine made a request for the transcripts. A brief must be filed by Dr. Levine by July 8, 1999. The Company believes that it has excellent defenses which it intends to vigorously pursue.


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

      4.1 Secondary Offering Prospectus, as approved by the Securities Exchange Commission on November 9, 1995, detailing rights of security holders (incorporated by reference to the Registrant's Registration Statement on Form SB-2)

   EXHIBIT NO.    EXHIBIT

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

                  PHYSICIAN HEALTHCARE PLAN OF NEW JERSEY, INC.

                  BY: /S/ JOSEPH BILLOTTI, M.D.
                     ---------------------------
                       Joseph Billotti, M.D.
                             Chairman

  /S/ Russell F.Mohawk
 --------------------------
      Russell F.Mohawk
      Senior Consultant of The Pace Group, Inc.
      (Acting in the capacity of Principal Accounting Officer and Principal Financial Officer of the Registrant)

                            DATED: December 15, 1999