Form 10QSB
period 1999-06-30
PHYSICIAN HEALTHCARE PLAN OF NEW JERSEY INC
filed 1999-12-15
CIK 948547

                     U.S. Securities and Exchange Commission
                              Washington, DC 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1999.

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of share outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 30, 1999, there were 4,629 shares of Common Stock outstanding.


Transitional Small Business Disclosure Format (Check one):  Yes        No X
                                                               ----      ----

                              Index to Form 10-QSB

Part I - Financial Information


Item 1.   Financial Statements

          Statements of Net Assets in Liquidation as of June 30, 1999 (unaudited) and December 31, 1998

          Statement of Changes in Net Assets in Liquidation for the Three Months Ended June 30, 1999 (unaudited)

          Statement of Changes in Net Assets in Liquidation for the Six Months Ended June 30, 1999 (unaudited)

          Statement of Changes in Net Assets in Liquidation for the Three Months Ended June 30, 1998(unaudited)

          Statement of Changes in Net Assets in Liquidation for the Six Months Ended June 30, 1998(unaudited)

Notes to Financial Statements (unaudited)



Item 2.   Management's Plan of Operations


Part II - Other Information

         Item 1.  Legal Proceedings

         Item 2.  [Omitted]

         Item 3.  [Omitted]

         Item 4.  [Omitted]

         Item 5.  [Omitted]

         Item 6.  Exhibits and Reports on Form 8-K

Part I - Financial Information

Item 1.     Financial Statements

                  PHYSICIAN HEALTHCARE PLAN OF NEW JERSEY, INC.
                     STATEMENTS OF NET ASSETS IN LIQUIDATION


                                                  June 30         December 31
                                                    1999              1998
                                                 (unaudited)
ASSETS
      Cash                                       $  327,256        $  268,217
      Investments                                 4,892,649         5,387,101
      Other                                          69,790            79,493



LIABILITIES

      Claims Payable                             $   15,022        $   21,371
      Accounts Payable                              180,447           181,012
      Due to Management Company                     128,819           383,385
      Other Liabilities                              80,976           126,930
                                                 ----------        ----------
                Net Assets in Liquidation        $4,884,431        $5,022,113
                                                 ==========        ==========

                             See accompanying notes.

                  PHYSICIAN HEALTHCARE PLAN OF NEW JERSEY, INC.
                STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                                   (UNAUDITED)


                                                  For the Three
                                                   Months Ended
                                                   June 30, 1999
Net Assets in Liquidation at Beginning of
Period:                                               4,968,893

      Investment Income                                   8,786
      Professional Services                              (3,323)
      General and Administrative                        (89,027)
      Other                                                (798)
                                                     ----------

            Increase (Decrease)                         (84,362)
                                                     ==========

Net Assets in Liquidation at End of Period:           4,884,531
                                                     ==========

            Net Income/Loss per Common Share                (18)
                                                     ==========

            Weighted Average Number of Shares             4,629
                                                     ==========


                             See accompanying notes.

                            PHYSICIAN HEALTHCARE PLAN OF NEW JERSEY, INC.
                STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                                   (UNAUDITED)


                                                    For the Six
                                                    Months Ended
                                                    June 30, 1999
Net Assets in Liquidation at Beginning of
Period:                                               5,022,113

      Investment Income                                 155,491
      Professional Services                            (109,921)
      General and Administrative                       (181,747)
      Other                                              (1,405)
                                                     ----------

            Increase (Decrease)                        (137,582)
                                                     ==========

Net Assets in Liquidation at End of Period:           4,884,531
                                                     ==========

            Net Income/Loss per Common Share                (30)
                                                     ==========

            Weighted Average Number of Shares             4,629
                                                     ==========


                             See accompanying notes.

                  PHYSICIAN HEALTHCARE PLAN OF NEW JERSEY, INC.
                STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                                   (UNAUDITED)


                                                    For the Three
                                                    Months Ended
                                                    June 30, 1998
Net Assets in Liquidation at Beginning of
Period:                                               4,998,893

      Investment Income                                 140,661
      Professional Services                            (151,079)
      General and Administrative                       (131,269)
      Other                                              31,222
                                                     ----------

            Increase (Decrease)                        (110,465)
                                                     ==========

Net Assets in Liquidation at End of Period:           4,887,561
                                                     ==========

            Net Income/Loss per Common Share                (24)
                                                     ==========

            Weighted Average Number of Shares             4,629
                                                     ==========


                             See accompanying notes.

                  PHYSICIAN HEALTHCARE PLAN OF NEW JERSEY, INC.
                STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                                   (UNAUDITED)


                                                    For the Six
                                                    Months Ended
                                                    June 30, 1998
Net Assets in Liquidation at Beginning of
Period:                                               4,798,268

      Investment Income                                 250,020
      Professional Services                            (301,978)
      General and Administrative                       (231,517)
      Other                                             372,768
                                                     ----------

            Increase (Decrease)                          89,293
                                                     ==========

Net Assets in Liquidation at End of Period:           4,887,561
                                                     ==========

            Net Income/Loss per Common Share                 19
                                                     ==========

            Weighted Average Number of Shares             4,629
                                                     ==========


                             See accompanying notes.

                  PHYSICIAN HEALTHCARE PLAN OF NEW JERSEY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               June, 1999
                                   (UNAUDITED)

1. UNAUDITED FINANCIAL STATEMENTS

The financial information for the six months ended June 30, 1999 and June, 1998 included herein is unaudited. Such information includes all adjustments, consisting of a normal and recurring nature, which in the opinion of management, are necessary for a fair presentation of the Company's Statements of Net Assets in Liquidation and Statement of Changes in Net Assets in Liquidation in accordance with generally accepted accounting principles. Such information should be read in conjunction with Management's Plan of Operation included herein and the Notes to Financial Statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998. The interim results are not necessarily indicative of the results for the full fiscal year.

2. LIQUIDATION BASIS OF ACCOUNTING

As a result of the sale of its operations to HMO Blue on December 19, 1997, the Company changed from a going-concern basis of accounting to a liquidation basis of accounting effective December 31, 1997.

The Statements of Net Assets in Liquidation at December 31, 1998 and June 30, 1999 do not distinguish between current and long-term balances as would be reflected if such statements had been prepared on a going-concern basis.

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

5. COMMITMENTS AND CONTINGENCIES

The Company is a defendant in an action entitled Beharie v. Physician Healthcare Plan of New Jersey, et.al., Docket No. L-2397-97, in the Superior Court of Morris County, New Jersey. Dr. Beharie claimed he was wrongfully terminated as an employee and subsequently defamed by PHPNJ (and other unrelated corporate entities). The Plaintiff seeks to recover unspecified compensatory and punitive damages together with interest and litigation costs from the Defendants. On April 1, 1999, prior to the summary judgement hearing, Dr. Beharie reached a settlement with the co-defendant. A formal stipulation of dismissal without prejudice is forthcoming.

The Company is a defendant in an action entitled Benjamin Levine, M.D. v. Physician Healthcare Plan of New Jersey, docket number DC-2841-98, filed in Superior Court of New Jersey Law Division, Special Civil Part, Mercer County. The Plaintiff sought to recover $10,000 together with interest and litigation costs from the Defendants for redemption of stock. On August 14, 1998, the Court issued a summary judgement to dismiss the action. In November 1998, the Plaintiff filed an appeal. On March 1, 1999, Dr. Levin filed a motion before the trail judge, who previously dismissed the action, to be declared indigent and entitled to free transcripts for the appeal which was denied. On March 31, 1999, Dr. Levine made a request for the transcripts. A brief must be filed by Dr. Levine by July 8, 1999 with the Company's response due August 9, 1999 and Dr. Levine's reply due on August 18, 1999. Dr. Levine contacted the Appellate Division Clerk on July 8, 1999 requesting an additional 45 days to complete his briefing period, which was granted. The Company believes that it has excellent defenses which it intends to vigorously pursue.

ITEM 2.

MANAGEMENT'S PLAN OF OPERATIONS

      The following discussion should be read in conjunction with the Financial Statements and the Notes thereto provided herein.

      The Company sold its operations to the Purchaser on December 19, 1997, following the December 9, 1997 shareholder meeting at which the sale was approved, and has continued efforts through 1999 year to date to wind down operations. As a result, effective December 31, 1997, the Company changed its basis of accounting from a going-concern basis to a liquidation basis. During the six months ended June 30, 1999, management activities have been limited to continuing the Company's payment of existing liabilities, stewardship of remaining assets, and maintaining compliance as appropriate in reporting to applicable regulatory agencies.

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


Changes in Net Assets

      The decrease in net assets in liquidation for the six months ended
June 30, 1999 was $137,583 as compared to an increase of $89,293 for the six month period ended June 30,1998. The $137,583 decrease in net assets for the six month period ended June 30,1999 represents investment income offset by general and administrative expenses and professional services.

During the six months ended June 30, 1999, the Company reported $155,491 in investment income, as compared to $250,020 earned during the six months ended June 30, 1998.

For the six months ended June 30, 1999, the Company incurred general and administrative costs of $181,747 as compared to $231,517 for the six months ended June 30, 1998. The Company also incurred professional service cost of $109,921 for the six months ended June 30, 1999 as compared to $301,978 for the six months ended June 30, 1998. In 1999 and 1998, such costs and expenses relate to the limited management activities of the Company including, but not limited to, costs and expenses incurred due to legal fees, actuarial and accounting assistance and insurance. See Note 4 of the Notes to Financial Statements for June, 1999.

      The Company has not expended any funds to date, and does not expect to do so in the future, in connection with preparing its system to be Year 2000 compliant. The Company conducts no operations and as such believes that the Year 2000 issue will not create any material exposures.

Financial Condition


      As of June 30, 1999, the Company had approximately $5.2 million in cash and cash equivalents and investments in U.S. Treasury obligations compared to approximately $5.4 as of March 31,1999. The approximately $200,000 decrease is attributable to administrative and general, professional service, and other expenses as well as a reduction in claims payable, accounts payable, management fees payable, and other liabilities. Management believes sufficient liquid funds are available to satisfy any remaining liabilities, medical or otherwise, likely to occur in the near future(including, without limitation, costs and expenses related to the administration of liquidation such as legal and actuarial fees, insurance, accounting fees, and printing and shareholder communication expenses).

         As of June 30, 1999, the company reported approximately $15,000 in accrued medical claims liabilities attributable to the accrual that was made on December 31,1998 for all unpaid claims incurred prior to December 19,1997,as described in the Notes t Financial Statements, Item 2., as well as claims adjustments made to previously paid claims. As of June 30, 1999 the company reported approximately $180,000 in accounts payable related to various miscellaneous trade vendors. As of June 30, 1999 the company reported approximately $128,000 management fees payable related to the Management Agreement described in the Notes to the Financial Statements, Item 4. As of June 30, 1999 the company reported approximately $80,000 in other liabilities which included unclaimed checks as well as unallocated revenue

      The Company has not made any liquidating distributions since assuming a liquidation status and does not anticipate a future distribution until such time as outstanding liabilities are confirmed as extinguished and net assets available for liquidation are entirely complete. Additionally, the New Jersey Department of Banking and Insurance and Department of Health and Senior Services must approve the surrender of the Company's COA as a precondition for any such liquidating distributions.


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


PART II -- OTHER INFORMATION

ITEM 1.

The Company is a defendant in an action entitled Beharie v. Physician Healthcare Plan of New Jersey, et.al., Docket No. L-2397-97, in the Superior Court of Morris County, New Jersey. Dr. Beharie claimed he was wrongfully terminated as an employee and subsequently defamed by PHPNJ (and other unrelated corporate entities). The Plaintiff seeks to recover unspecified compensatory and punitive damages together with interest and litigation costs from the Defendants. On April 1, 1999, prior to the summary judgement hearing, Dr. Beharie reached a settlement with the co-defendant. A formal stipulation of dismissal without prejudice is forthcoming.

The Company is a defendant in an action entitled Benjamin Levine, M.D. v. Physician Healthcare Plan of New Jersey, docket number DC-2841-98, filed in Superior Court of New Jersey Law Division, Special Civil Part, Mercer County. The Plaintiff sought to recover $10,000 together with interest and litigation costs from the Defendants for redemption of stock. On August 14, 1998, the Court issued a summary judgement to dismiss the action. In November 1998, the Plaintiff filed an appeal. On March 1, 1999, Dr. Levin filed a motion before the trail judge, who previously dismissed the action, to be declared indigent and entitled to free transcripts for the appeal which was denied. On March 31, 1999, Dr. Levine made a request for the transcripts. A brief must be filed by Dr. Levine by July 8, 1999 with the Company's response due August 9, 1999 and Dr. Levine's reply due on August 18, 1999. Dr. Levine contacted the Appellate Division Clerk on July 8, 1999 requesting an additional 45 days to complete his briefing period, which was granted. The Company believes that it has excellent defenses which it intends to vigorously pursue.


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