Form 10QSB
period 1999-09-30
PHYSICIAN HEALTHCARE PLAN OF NEW JERSEY INC
filed 2000-01-05
CIK 948547

                     U.S. Securities and Exchange Commission
                              Washington, DC 20549

                                   Form 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999.

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of share outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 30, 1999, there were 4,629 shares of Common Stock outstanding.


Transitional Small Business Disclosure Format (Check one):  Yes   No X
                                                               ---  ---

                              Index to Form 10-QSB


Part I - Financial Information


         Item 1. Financial Statements

                  Statements of Net Assets in Liquidation as of September 30, 1999 (unaudited) and December 31, 1998

                  Statement of Changes in Net Assets in Liquidation for the Three Months Ended September 30, 1999 (unaudited)


                  Statement of Changes in Net Assets in Liquidation for the Nine Months Ended September 30, 1999 (unaudited)



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

         Item 3. [Omitted]

         Item 4. [Omitted]

         Item 5. [Omitted]

         Item 6. Exhibits and Reports on Form 8-K

Part I - Financial Information

Item 1.     Financial Statements

                  PHYSICIAN HEALTHCARE PLAN OF NEW JERSEY, INC.
                     STATEMENTS OF NET ASSETS IN LIQUIDATION



                                                  September 30    December 31
                                                      1999           1998
                                                   (unaudited)

ASSETS

      Cash                                         $  299,320     $  268,217
      Investments                                   4,718,281      5,387,101
      Other                                            61,362         79,493


LIABILITIES

      Claims Payable                                              $   21,371
      Accounts Payable                             $   79,721        181,012
      Due to Management Company                       162,369        383,385
      Other Liabilities                                76,061        126,930
                                                   ----------     ----------
                Net Assets in Liquidation          $4,760,812     $5,022,113
                                                   ==========     ==========


                             See accompanying notes.

                  PHYSICIAN HEALTHCARE PLAN OF NEW JERSEY, INC.
                STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                                   (UNAUDITED)


                                                     For the Three
                                                     Months Ended
                                                     September 30, 1999

Net Assets in Liquidation at Beginning of
Period:                                                $4,884,531

      Investment Income                                    19,949
      Professional Services                              (124,810)
      General and Administrative                          (16,711)
      Other                                                (2,146)
                                                       ----------

            Increase (Decrease)                          (123,719)
                                                       ==========

Net Assets in Liquidation at End of Period:             4,760,812
                                                       ==========

            Net Income/Loss per Common Share                  (27)
                                                       ==========

            Weighted Average Number of Shares               4,629
                                                       ==========


                             See accompanying notes.

                  PHYSICIAN HEALTHCARE PLAN OF NEW JERSEY, INC.
                STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                                   (UNAUDITED)


                                                      For the Nine
                                                      Months Ended
                                                      September 30, 1999

Net Assets in Liquidation at Beginning of
Period:                                                $ 5,022,113

      Investment Income                                    175,440
      Professional Services                               (234,731)
      General and Administrative                          (198,458)
      Other                                                 (3,551)
                                                       -----------

            Increase (Decrease)                           (261,301)
                                                       ===========

Net Assets in Liquidation at End of Period:              4,760,812
                                                       ===========

            Net Income/Loss per Common Share                   (56)
                                                       ===========

            Weighted Average Number of Shares                4,629
                                                       ===========


                             See accompanying notes.

                  PHYSICIAN HEALTHCARE PLAN OF NEW JERSEY, INC.
                STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                                   (UNAUDITED)


                                                     For the Three
                                                     Months Ended
                                                     September 30, 1998


Net Assets in Liquidation at Beginning of
Period:                                                $ 4,887,561

      Investment Income                                     54,569
      Professional Services                                105,421
      General and Administrative                          (498,728)
      Other                                                (84,061)
                                                       -----------

            Increase (Decrease)                           (422,799)
                                                       ===========

Net Assets in Liquidation at End of Period:              4,464,762
                                                       ===========

            Net Income/Loss per Common Share                   (91)
                                                       ===========

            Weighted Average Number of Shares                4,629
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
                                                       ==========


                             See accompanying notes.

                  PHYSICIAN HEALTHCARE PLAN OF NEW JERSEY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1999
                                   (UNAUDITED)

1. UNAUDITED FINANCIAL STATEMENTS

The financial information for the nine months ended September 30, 1999 and September 30, 1998 included herein is unaudited. Such information includes all adjustments, consisting of a normal and recurring nature, which in the opinion of management, are necessary for a fair presentation of the Company's Statements of Net Assets in Liquidation and Statement of Changes in Net Assets in Liquidation in accordance with generally accepted accounting principles. Such information should be read in conjunction with Management's Plan of Operation included herein and the Notes to Financial Statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998. The interim results are not necessarily indicative of the results for the full fiscal year.

2. LIQUIDATION BASIS OF ACCOUNTING

As a result of the sale of its operations to HMO Blue on December 19, 1997, the Company changed from a going-concern basis of accounting to a liquidation basis of accounting effective December 31, 1997.

The Statements of Net Assets in Liquidation at December 31, 1998 and September 30, 1999 do not distinguish between current and long-term balances as would be reflected if such statements had been prepared on a going-concern basis.

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

Although the Company has sold its operations to HMO Blue, the Company remains responsible for the payment of claims incurred prior to the December 19, 1997 date of the closing of the Transaction with HMO Blue. The Company's liability for claims payment after December 19, 1998, the first anniversary of the Transaction, is limited to claims asserted by a claimant for services prior to December 19, 1997 and previously acknowledged or otherwise known to the Company. Any other claims liability will be assumed by the Purchaser effective December 19, 1998. The Company expects that it will surrender its Certificate of Authority ("COA") to New Jersey insurance regulators at such time as the regulators approve, based on the regulators' determination that the Company has satisfied its liabilities, expected some time in 1999. After such surrender, it is expected that the Company will be dissolved and assets remaining, if any, after satisfaction of the Company's liabilities will be distributed to shareholders. Amounts distributed in respect of each outstanding share of the Company's common stock are expected to be substantially lower than the purchase price paid for such shares. However, the Company is unable to determine the final amount that would be available for distribution. Dissolution would require additional shareholder action.

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

5. COMMITMENTS AND CONTINGENCIES

The Company was a defendant in an action entitled Beharie v. Physician Healthcare Plan of New Jersey, et.al., Docket No. L-2397-97, in the Superior Court of Morris County, New Jersey. Dr. Beharie claimed he was wrongfully terminated as an employee and subsequently defamed by PHPNJ (and other unrelated corporate entities). The Plaintiff seeks to recover unspecified compensatory and punitive damages together with interest and litigation costs from the Defendants. On April 1, 1999, prior to the summary judgement hearing, Dr. Beharie reached a settlement with the co-defendant. On August 11, 1999 a Stipulation of Dismissal was received which dismissed this matter without costs to the Company.

The Company is a defendant in an action entitled Benjamin Levine, M.D. v. Physician Healthcare Plan of New Jersey, docket number DC-2841-98, filed in Superior Court of New Jersey Law Division, Special Civil Part, Mercer County. The Plaintiff sought to recover $10,000 together with interest and litigation costs from the Defendants for redemption of stock. On August 14, 1998, the Court issued a summary judgement to dismiss the action. In November 1998, the Plaintiff filed an appeal. On March 1, 1999, Dr. Levin filed a motion before the trail judge, who previously dismissed the action, to be declared indigent and entitled to free transcripts for the appeal which was denied. On March 31, 1999, Dr. Levine made a request for the transcripts. A brief was to be filed by Dr. Levine by July 8, 1999; however, Dr. Levine contacted the Appellate Division Clerk on July 8, 1999 requesting an additional 45 days to complete his briefing period which was granted. Dr. Levine filed a brief to the appeal on August 20, 1999. On August 31, 1999, the Company filed a brief in opposition to the appeal filed by Dr. Levine. A letter brief, concluding the briefing process, was filed by Dr. Levine on September 21, 1999. The court can request arguments within the next 120 days. The Company believes that it has excellent defenses which it intends to vigorously pursue.

ITEM 2.

MANAGEMENT'S PLAN OF OPERATIONS

         The following discussion should be read in conjunction with the Financial Statements and the Notes thereto provided herein.

         The Company sold its operations to the Purchaser on December 19, 1997, following the December 9, 1997 shareholder meeting at which the sale was approved, and has continued efforts through 1999 year to date to wind down operations. As a result, effective December 31, 1997, the Company changed its basis of accounting from a going-concern basis to a liquidation basis. During the nine months ended September 30, 1999, management activities have been limited to continuing the Company's payment of existing liabilities, stewardship of remaining assets, and maintaining compliance as appropriate in reporting to applicable regulatory agencies.

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


Changes in Net Assets

         The decrease in net assets in liquidation for the nine months ended September 30, 1999 was $261,301 as compared to an decrease of $333,506 for the nine month period ended September 30,1998. The $261,301 decrease in net assets for the nine month period ended September 30,1999 represents investment income offset by general and administrative expenses and professional services.

During the nine months ended September 30, 1999, the Company reported $175,440 in investment income, as compared to $304,5859 earned during the nine months ended September 30, 1998.

For the nine months ended September 30, 1999, the Company incurred general and administrative costs of $198,458 as compared to $730,245 for the nine months ended September 30, 1998. The Company also incurred professional service cost of $234,731 for the nine months ended September 30, 1999 as compared to $196,557 for the nine months ended September 30, 1998. In 1999 and 1998, such costs and expenses relate to the limited management activities of the Company including, but not limited to, costs and expenses incurred due to legal fees, actuarial and accounting assistance and insurance. See Note 4 of the Notes to Financial Statements for September, 1999.

         The Company has not expended any funds to date, and does not expect to do so in the future, in connection with preparing its system to be Year 2000 compliant. The Company conducts no operations and as such believes that the Year 2000 issue will not create any material exposures.

Financial Condition

         As of September 30, 1999, the Company had approximately $5 million in cash and cash equivalents and investments in U.S. Treasury obligations compared to approximately $5.2 as of June 30,1999. The approximately $200,000 decrease is attributable to administrative and general, professional service, and other expenses as well as a reduction in claims payable, accounts payable, management fees payable, and other liabilities. Management believes sufficient liquid funds are available to satisfy any remaining liabilities, medical or otherwise, likely to occur in the near future(including, without limitation, costs and expenses related to the administration of liquidation such as legal and actuarial fees, insurance, accounting fees, and printing and shareholder communication expenses).

         As of September 30, 1999, the Company reported approximately $80,000 in accounts payable related to various miscellaneous trade vendors. as of September 30, 1999, the Company reported approximately $162,000 management fees payable related to the Management Agreement described in the Notes to the Financial Statement, Item 4. As of September 30, 1999, the Company reported approximately $76,000 in other liabilities which were composed of unclaimed checks.

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


PART II -- OTHER INFORMATION

ITEM 1.

The Company was a defendant in an action entitled Beharie v. Physician Healthcare Plan of New Jersey, et.al., Docket No. L-2397-97, in the Superior Court of Morris County, New Jersey. Dr. Beharie claimed he was wrongfully terminated as an employee and subsequently defamed by PHPNJ (and other unrelated corporate entities). The Plaintiff seeks to recover unspecified compensatory and punitive damages together with interest and litigation costs from the Defendants. On April 1, 1999, prior to the summary judgement hearing, Dr. Beharie reached a settlement with the co-defendant. On August 11, 1999, a formal Stipulation of Dismissal was received which dismissed this matter without costs to the Company.

The Company is a defendant in an action entitled Benjamin Levine, M.D. v. Physician Healthcare Plan of New Jersey, docket number DC-2841-98, filed in Superior Court of New Jersey Law Division, Special Civil Part, Mercer County. The Plaintiff sought to recover $10,000 together with interest and litigation costs from the Defendants for redemption of stock. On August 14, 1998, the Court issued a summary judgement to dismiss the action. In November 1998, the Plaintiff filed an appeal. On March 1, 1999, Dr. Levin filed a motion before the trail judge, who previously dismissed the action, to be declared indigent and entitled to free transcripts for the appeal which was denied. On March 31, 1999, Dr. Levine made a request for the transcripts. A brief must be filed by Dr. Levine by July 8, 1999; however, Dr. Levine contacted the Appellate Division Clerk on July 8, 1999 requesting an additional 45 days to complete his briefing period which was granted. Dr. Levine filed a brief to the appeal on August 20, 1999. On August 31, 1999, the Company filed a brief in opposition to the appeal filed by Dr. Levine. A letter brief, concluding the briefing process, was filed by Dr. Levine on September 21, 1999. The court can request arguments within the next 120 days. The Company believes that it has excellent defenses which it intends to vigorously pursue.


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

                  PHYSICIAN HEALTHCARE PLAN OF NEW JERSEY, INC.

                  BY:  /S/    JOSEPH BILLOTTI, M.D.
                     --------------------------------
                        Joseph Billotti, M.D.
                                Chairman

  /S/ Russell F. Mohawk
 --------------------------
      Russell F. Mohawk
      Senior Consultant of The Pace Group, Inc.
      (Acting in the capacity of Principal Accounting Officer and Principal Financial Officer of the Registrant)

                            DATED: December 16, 1999