Form 10KSB
period 1999-12-31
PHYSICIAN HEALTHCARE PLAN OF NEW JERSEY INC
filed 2000-05-24
CIK 948547

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                   For the fiscal year ended December 31, 1999

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


c/o The Pace Group, Inc., 2828 N. Haskell, B5 F6, Dallas, TX 75204
-----------------------------------------------------------------------
(Address of principal executive offices) (zip code)

Issuer's telephone number:  (214) 887-7947

         Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act: Common Stock, no par value.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there was no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosures will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for the most recent fiscal year: $208,164

There is no current market for this stock. However, the aggregate value of voting stock held by non-affiliates as of December 31, 1999, computed by reference to the book value as of December 31, 1999, was approximately $4,374,571.

As of December 31, 1999, there were 4,629 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Overview

         The Company is a New Jersey corporation, formed on January 10, 1994, under the sponsorship of private practicing physicians for the purpose of developing a statewide physician-owned and directed health maintenance organization ("HMO"). The Company's HMO and preferred provider organization ("PPO") operations were sold on December 19, 1997, as described below, and the Company is seeking approval from state regulators to surrender its Certificate of Authority and subsequently liquidate.

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

Management

         Since inception, the Company had no employees. As such, the Company had engaged a management company to provide substantially all management and administrative services, including but not limited to, financial services, member and provider support services, provider credentialing, and claims processing. Until July 1997, the Company was managed by Medical Group Management, Inc. ("MGM"), a subsidiary of the New Jersey State Medical Underwriters, Inc., which in turn was a subsidiary of the Medical Society of New Jersey. That arrangement with MGM terminated in July 1997 and the Company entered into a Management Agreement with Medigroup of New Jersey, Inc. ("Horizon" or the "Purchaser") effective July 1, 1997. Horizon managed the Company's operations until December 19, 1997, when it purchased the Company's HMO and PPO operations pursuant to an Agreement dated as of June 26, 1997 (the "Agreement"). Currently, Horizon provides limited management services on an hourly basis, and the Company has a contract with The Pace Group, Inc. ("Pace") to provide management transition services and certain corporate financial and reporting assistance not otherwise provided by the Purchaser, such as assistance in making required filings with state insurance regulators and with the Securities and Exchange Commission.

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

         Notwithstanding the implementation of this strategy, the Company continued to incur losses. Early in 1997, the Company's leadership charged the Board of Directors' Due Diligence Committee with identifying strategic options and recommending a course of action that would be most beneficial to the Company and its stockholders, ultimately resulting in the negotiation of the Agreement and Management Services Agreement with Horizon. In addition, the Company has sold most of its fixed assets to MGM, sold certain equipment to Horizon and sold its automobiles to other parties.

         On December 19, 1997 the Company consummated the transfer and assignment of certain provider and subscriber contracts constituting its HMO and PPO operations to Horizon, the HMO affiliated with Blue Cross Blue Shield of New Jersey, Inc. The Company received a cash payment of $1,839,300 as consideration for the transfer and assignment. As of the date of closing, the Management Services Agreement dated as of June 26, 1997 between the Company and Horizon terminated and the parties entered into a new Management Services Agreement pursuant to which Horizon provided certain limited management services through March 1, 1999. The Company has agreed to pay Medigroup an hourly fee of $75 for services provided under that agreement. In early 1999 the Company and Horizon renegotiated an extension of this agreement from March 1, 1999 through the Company's ultimate dissolution. Horizon currently continues to provide services to the Company as described above.

         Although the Company sold its operations to Horizon, the Company remained responsible for the payment of claims incurred prior to the December 19, 1997, date of the closing of the transaction with Horizon. This liability is limited to those claims asserted by a claimant on or before December 19, 1998, and previously acknowledged or otherwise known to the Company. In early 1999, the Company completed payment of claims incurred prior to December 19, 1997. The Company continued to fulfill the reporting requirements of regulatory agencies through its contracts with The Pace Group and Horizon. The Company expects that it will surrender its COA to New Jersey insurance regulators at such time as the regulators approve, based on the regulators determination that the Company has satisfied its liabilities. In 1999 the Company had ongoing discussions with the New Jersey insurance regulators to reach agreement on the most expeditious way to surrender the COA. It is anticipated that the Company will reach agreement with the New Jersey insurance regulators on this process sometime in 2000 and will surrender the COA at such point. After such surrender, it is expected that the Company will be dissolved and any assets remaining after satisfaction of the Company's liabilities will be distributed to stockholders. Amounts distributed in respect of each outstanding share of the Company's common stock are expected to be substantially lower than the purchase price paid for such shares. However, the Company is unable to estimate the amount, if any, that would be available for distribution. Dissolution would require additional stockholder action.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company has no leased or owned real property.

ITEM 3.  LEGAL PROCEEDINGS

The Company was a defendant in an action entitled Beharie v. Physician Healthcare Plan of New Jersey, et.al., Docket No. L-2397-97, in the Superior Court of Morris County, New Jersey. Dr. Beharie claimed he was wrongfully terminated as an employee and subsequently defamed by PHPNJ (and other unrelated corporate entities). The Plaintiff seeks to recover unspecified compensatory and punitive damages together with interest and litigations costs from the Defendants. On April 1, 1999, prior to the summary judgement hearing, Dr. Beharie reached a settlement with the co-defendant. On August 11, 1999, a Stipulation of Dismissal was received which dismissed this matter without costs to the Company.

In addition, the Company was a third party defendant in an action entitled Valley National Bank v. Dr. Hussein Matari v. Physician Healthcare Plan of New Jersey, docket number DC-10412-98, filed in Superior Court of New Jersey, Law Division, Special Civil Part - Civil, Bergen County. The action was brought by Valley National Bank to recover a loan made to Dr. Matari for the purchase of stock in PHPNJ. Dr. Matari sought to recover his initial investment in PHPNJ and hold the Company responsible for his defaulted loan. On March 15, 1999, an order was filed dismissing the third party complaint without prejudice.

The Company is a defendant in an action entitled Benjamin Levine, M.D. v. Physician Healthcare Plan of New Jersey, docket number DC-2841-98, filed in Superior Court of New Jersey Law Division, Special Civil Part, Mercer County. The Plaintiff sought to recover $10,000 together with interest and litigation costs from the Defendants for redemption of stock. On August 14, 1998, the Court issued a summary judgement to dismiss the action. In November 1998, the Plaintiff filed an appeal. On March 1, 1999, Dr. Levine filed a motion before the trial judge, who previously dismissed the action, to be declared indigent and entitled to free transcripts for the appeal, which was denied. On March 31, 1999, Dr. Levine made a request for the transcripts. A brief was to be filed by Dr. Levine by July 8, 1999; however, Dr. Levine contacted the Appellate Division Clerk on July 8, 1999 requesting an additional 45 days to complete his briefing period, which was granted. Dr. Levine filed a brief to appeal on August 20, 1999. On August 31, 1999, the Company filed a brief in opposition to the appeal filed by Dr. Levine. A letter brief, concluding the briefing process, was filed by Dr. Levine on September 21, 1999. The court has scheduled a hearing for April 4, 2000. The Company believes that it has excellent defenses which it intends to pursue vigorously.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No meetings for shareholders were held in 1999.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         There is no public market for the common stock of the Company. At December 31, 1999, the Company had 4,629 shareholders. The Company's shares could only be purchased by eligible purchasers (4,629), which were physicians who were licensed to practice medicine and surgery in New Jersey and who were actively practicing. Each eligible purchaser is limited to one share. The By-Laws of the Company prohibit the transfer of stock to any person or entity to ensure that only physicians participating in the network maintained ownership in the Company. However, the By-Laws do provide for mandatory redemption by the Company in Exchange for the book value of the stock upon the occurrence of certain events, such as death, retirement, disability, loss of medical license, cessation of practice in New Jersey and termination of an effective Physician Participation Agreement. Discretionary redemption by the Board of Directors is also permitted.

         Additionally, the Physician Participation Agreement was expressly conditioned on the physician being credentialed. If the physician was not initially credentialed, the physician agreed that his or her stock shall be redeemed by the Company for the purchase price paid, without interest. If the Company had not made a decision regarding the initial credentialing of a stockholder within twelve (12) months of the Company's receipt of such stockholder's purchase price, upon request of such stockholder, the Company would redeem such stock for the purchase price, without interest.

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

         The Company expects that it will surrender its COA to New Jersey insurance regulators at such time as the regulators approve, expected sometime in 2000. After such surrender, it is expected that the Company will be dissolved and assets remaining, if any, after satisfaction of the Company's liabilities will be distributed to stockholders. Amounts distributed in respect of each outstanding share of the Company's common stock are expected to be substantially lower than the purchase price paid for such share. However, the Company is unable to estimate the amount, if any, that would be available for distribution. Dissolution would require additional stockholder action.

ITEM 6.  MANAGEMENT'S PLAN OF OPERATIONS

         The Company is a New Jersey corporation, formed on January 10, 1994, under the sponsorship of private practicing physicians for the purpose of developing a statewide, physician-owned HMO. The Company sold its operations to the Purchaser on December 19, 1997, following the December 9, 1997 shareholder meeting at which the sale was approved, and has continued efforts through 1998 year to date to wind down operations. As a result, effective December 31, 1997,the Company changed its basis of accounting from a going-concern basis to a liquidation basis. During the year ended December 31, 1999, management activities have been limited to continuing the Company's payment of existing liabilities, stewardship of remaining assets, maintaining compliance as appropriate in reporting to applicable regulatory agencies and working with applicable regulatory agencies to gain approval to surrender its COA and dissolve.

         Although the Company has sold its operations to Horizon, the Company remained responsible for the payment of claims incurred prior to the December 19, 1997 date of the closing of the transaction with Horizon. The Company's liability for claims payment after December 19, 1998, the first anniversary of the Transaction, is limited to claims asserted by a claimant for services prior to December 19, 1997 and previously acknowledged or otherwise known to the Company no later than December 19, 1998. As of December 31, 1999 that liability had been fully paid out. Any claims for services provided after December 19, 1997 or any claims for services provided prior to December 19, 1997 but first discovered after December 18, 1998 are the responsibility of Horizon. Subsequent to December 31, 1999, Horizon notified the Company that it believes the Company is responsible for approximately $30,000 of claims because they were incurred prior to December 19, 1997. The Company believes it has no responsibility for these claims because they were reported to the Company after December 19, 1998 and that they are Horizon's responsibility pursuant to the agreements entered into in connection with the transaction. The Company expects that it will surrender its Certificate of Authority to New Jersey insurance regulators at such time as the regulators approve, based on the regulators' determination that the Company has satisfied its liabilities. In 1999 the Company had ongoing discussions with the New Jersey insurance regulators to reach agreement on the most expeditious way to surrender the COA. It is anticipated that the Company will reach agreement with the New Jersey insurance regulators on this process sometime in 2000 and will surrender the COA at such point.

Changes in Net Assets

         The decrease in net assets in liquidation for the year ended December 31, 1999 was approximately $647,000, which represents investment income of approximately $280,000 offset by unrealized losses on investments of approximately $103,000, a state insurance department assessment of $211,000 and by general, administrative expenses and professional services of approximately $607,000.

         For the year ended December 31, 1999, the Company incurred general and administrative costs of approximately $607,000. In 1999, such costs and expenses relate to the management activities of the Company including, but not limited to, costs and expenses incurred due to management fees, legal fees, actuarial and accounting assistance and insurance. During 1999, a one-time assessment of $211,421 was paid to the New Jersey Individual Health Coverage Program. The assessment was based on net earned premium reported for calendar years 1997 and 1998.

         While New Jersey legislation may provide for additional assessments upon HMOs in the future, the Company is unable at this time to estimate the applicability or amount of any such assessment on the Company.

Financial Condition

         Cash and invested assets: Total investments, including cash and short term investments were approximately $4,299,000 at December 31, 1999 and $5,387,000 at December 31, 1998. The decrease in invested assets between December 31, 1999 and December 31, 1998 resulted primarily from cash outflow from payment of administrative and general expenses.

         The Company's investments on December 31,1999 were in debt securities comprised of investment grade securities, with the highest ratings assigned by Standard & Poor's (AAA) or Moody's (Aaa;P-1), respectively.

         Claims Payable: The total claims liability is $0 at December 31, 1999 and approximately $21,000 at December 31, 1998. During 1999, $27,000 of claims were paid which related to claims incurred prior to December 19, 1997.

         Net assets in liquidation: Total net assets in liquidation were approximately $4,375,000 at December 31, 1999 and approximately $5,022,000 at December 31, 1998. The decrease is primarily due to investment income and offset by unrealized losses on investments, general and administrative expenses, and professional services in excess of investment income.

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

NAME                           DATE ELECTED     TERM     AGE   TITLE
----                           ------------     ----     ---   -----

Joseph Billotti, M.D.              12/95       3 yrs.    52    Chairman of the
                                                               Board & President

Stanley Bloom, M.D.                12/95       1 yr.*    61    Director

William F. Brennan, D.O.           12/95       3 yrs.    52    Director

NAME                           DATE ELECTED     TERM     AGE   TITLE
----                           ------------     ----     ---   -----

Lee Hindin, M.D.                   12/95       1 yr.*    49    Director

Alexander Horowitz, M.D.           12/95       2 yrs.    57    Director

Louis Keeler, M.D.                 12/95       1 yr.*    67    Director

Linda Korman, M.D.                 12/95       1 yr.*    48    Director

Mark Levy, M.D.                    12/95       1 yr.*    62    Director

Martin S. Levine, D.O.             12/95       1 yr.*    45    Director

Nancy L. Mueller, M.D.             12/95      2 yrs.*    50    Director

Mark T. Olesnicky, M.D.            12/95      2 yrs.*    57    Director

Emmons G. Paine, M.D.              12/95       3 yrs.    70    Director

Fred M. Palace, M.D.               12/95      2 yrs.*    64    Director

Barry Prystowsky, M.D.             12/95      2 yrs.*    45    Director

Thomas R.C. Reutter, Jr., D.O.     12/95      2 yrs.*    60    Director

David L. Sirota, D.O.              12/95      2 yrs.*    60    Director

Bessie Sullivan, M.D.              12/95       3 yrs.    58    Treasurer and
                                                               Director

Vincent J. Vivona, D.O., J.D.      12/95      2 yrs.*    50    Director

* Will serve until successor is elected and qualified. The Company did not hold an annual meeting in 1997, 1998 or 1999.

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

BARRY PRYSTOWSKY, M.D., has conducted a private practice in Pediatrics in Nutley, New Jersey since 1984. Dr. Prystowsky is a Diplomate of the American Board of Pediatrics. Dr. Prystowsky is President of the New Jersey Pediatrics Society. He is on the Council of the American Academy of Pediatrics, New Jersey Chapter. Dr. Prystowsky has served as the Chairman of the New Jersey Medical Society Subcommittee on Violence Prevention and Chairman of the New Jersey Academy of Pediatrics Practice Management Committee. Dr. Prystowsky served on the Pediatric Clinical Advisory Committee at the New Jersey Department of Health. Dr. Prystowsky served on the medical advisory committee for Blue Cross Blue Shield, First Option and Prucare. In addition, he currently serves on the Credential Committee for Horizon and the pharmacy and therapeutic committee for Horizon Blue. He is Secretary of the Primary Care Physician of NJ IPA and President of the Quality Physicians Network of America. Dr. Prystowsky is one of the cofounders and current Secretary/Treasurer of the Children's Emergency Medical Fund of New Jersey. Dr. Prystowsky served on the health advisory committees for Governor Whitman and Senator Rice, and was the health chairman for Senator Rice's mayoral election team in Newark, New Jersey. Dr. Prystowsky was the principal health advisor for Senator Bradley's bill on women's mandatory 48 hour hospital stay after giving birth. Dr. Prystowksy also serves as a Clinical Assistant Professor of Pediatrics at the University of Medicine and Dentistry of New Jersey and has been appointed to the Governor's Task Force on Child Abuse.

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

Notwithstanding these arrangements with Pace, the Company's operations were managed by MGM from January - June 1997 and by Horizon from July - December 1997 pursuant to management agreements. Horizon purchased the Company's operations on December 19, 1997. Pace continues to provide certain administrative and corporate services to the Company.

There are no familial relationships among the directors of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

The Company believes that no reports were required to be filed during the fiscal year ended December 31, 1999 because no transfers of the Company's stock were permitted in 1999.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Each shareholder of the Company executed a Physician Participation Agreement for the provision of healthcare services to the Company's Members. Accordingly, a large portion of the claims payable and incurred medical costs were paid to shareholders. On December 19, 1997, the Company consummated the transfer of its provider contracts to the Purchaser as previously described. No shareholder individually received any consideration in connection that transaction.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

         Reference is made to the Index of Exhibits hereinafter contained on page E-1.

(B) REPORTS ON FORM 8-K

         The Company has not filed any reports on Form 8-K.

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

SIGNATURE                         TITLE                         DATE

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

/s/THOMAS R.C. REUTTER, JR., D.O. Director
Thomas R.C. Reutter, Jr., D.O.

/s/DAVID L. SIROTA, D.O.          Director
David L. Sirota, D.O.

/s/VINCENT J. VIVONA, D.O., J.D.  Director
Vincent J. Vivona, D.O., J.D.

                  Physician Healthcare Plan of New Jersey, Inc.

                              Financial Statements

                                December 31, 1999

                                    CONTENTS

Report of Independent Auditors..............................................F-1
Statements of Net Assets in Liquidation.....................................F-2
Statements of Changes in Net Assets in Liquidation..........................F-3
Notes to Financial Statements...............................................F-4

                         Report of Independent Auditors

The Board of Directors
Physician Healthcare Plan of New Jersey, Inc.

We have audited the accompanying statements of net assets in liquidation of Physician Healthcare Plan of New Jersey, Inc. as of December 31, 1999 and 1998, and the related statements of changes in net assets in liquidation for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets in liquidation of Physician Healthcare Plan of New Jersey, Inc. as of December 31, 1999 and 1998, and the changes in net assets in liquidation for the years then ended, in conformity with accounting principles generally accepted in the United States.

ERNST & YOUNG LLP
New York, New York
April 24, 2000

                  Physician Healthcare Plan of New Jersey, Inc.

                     Statements of Net Assets in Liquidation
                                 (In thousands)

                                                                    DECEMBER 31
                                                               1999             1998
                                                         --------------------------------
ASSETS
   Cash and cash equivalents                                $    294         $    268
   Investments, at fair value                                  4,299            5,387
   Accrued investment income                                      72               79
                                                         --------------------------------
   Total current assets                                        4,665            5,734

LIABILITIES
   Claims payable                                                 --               21
   Accounts payable and accrued liabilities                      200              181
   Due to management company                                      14              383
   Other liabilities                                              76              127
                                                         --------------------------------
   Net assets in liquidation                                $  4,375         $  5,022
                                                         ================================

                             See accompanying notes.

                  Physician Healthcare Plan of New Jersey, Inc.

               Statements of Changes in Net Assets in Liquidation
               (In thousands, except per share and share amounts)

                                                                            YEARS ENDED DECEMBER 31
                                                                             1999              1998
                                                                     ---------------------------------
Net assets in liquidation, beginning of year                            $  5,022          $  4,798

   Premiums                                                                   --               105
   Interest and investment income                                            280               451
   Development of prior year claims payable                                   (6)              617
   Net change in unrealized (losses) gains on investments                   (103)               68
   State Insurance Department assessment                                    (211)               --
   General and administrative expenses                                      (607)           (1,017)
                                                                     ---------------------------------
   Net (loss) income for the period                                         (647)              224
                                                                     ---------------------------------

Net assets in liquidation, end of year                                  $  4,375          $  5,022
                                                                     =================================

Net (loss) income per common share                                         $(140)             $ 48
                                                                     =================================

Weighted average number of shares                                          4,629             4,629
                                                                     =================================

                             See accompanying notes.

                  Physician Healthcare Plan of New Jersey, Inc.

                          Notes to Financial Statements

                                December 31, 1999

1. ORGANIZATION AND RELATED MATTERS

Physician Healthcare Plan of New Jersey, Inc. (the "Company" or "PHPNJ"), a New Jersey corporation, was formed January 10, 1994, under the sponsorship of private practicing physicians for the purpose of developing a statewide, physician-owned Health Maintenance Organization ("HMO"). The Company's Certificate of Authority ("COA") to operate as an HMO throughout New Jersey was approved in 1996. The Board of Directors, comprised solely of shareholders, oversees the activities of the Company.

On December 19, 1997, the Company consummated the transfer and assignment of certain provider and subscriber contracts constituting its HMO, POS and PPO operations (the "Transaction") to Horizon Healthcare of New Jersey, Inc. ("Horizon"), the health maintenance organization affiliated with Blue Cross Blue Shield of New Jersey, Inc. The Company received a cash payment of $1,839,300 as consideration for the transfer and assignment.

Although the Company sold its operations to Horizon, the Company remained responsible for the payment of claims incurred prior to the December 19, 1997 date of the closing of the transaction with Horizon. However, in accordance with the Transaction Agreement, claims incurred prior to December 19, 1997, but first reported to the Company after December 19, 1998, are the responsibility of Horizon. Subsequent to December 31, 1999, Horizon notified the Company that it believes the Company is responsible for approximately $30,000 of claims because they were incurred prior to December 19, 1997. The Company believes it has no responsibility for these claims because they were reported to the Company after December 19, 1998 and that they are Horizon's responsibility pursuant to the agreements entered into in connection with the transaction. The Company expects that it will surrender its COA to New Jersey insurance regulators at such time as it receives regulatory approval, based on the regulators' determination that the Company has satisfied its liabilities, which is expected to occur in 2000. After such surrender, it is expected that the Company will be dissolved and assets remaining, if any, after satisfaction of the Company's liabilities, will be distributed to stockholders. Amounts distributed in respect of each outstanding share of the Company's common stock are expected to be substantially lower than the purchase price paid for such shares. However, the Company is unable to determine the final amount that would be available for distribution. Dissolution would require additional stockholder action.

2. SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

As a result of the sale of its operations to Horizon on December 19, 1997, the Company implemented a liquidation basis of accounting effective December 31, 1997. The application of a liquidation basis had no effect on the Company's net assets as of December 31, 1997. The statements of net assets in liquidation at December 31, 1999 and 1998 do not distinguish between current and long-term balances as would be reflected if such statements had been prepared on a going-concern basis.

                  Physician Healthcare Plan of New Jersey, Inc.

                          Notes to Financial Statements

                                December 31, 1999

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INVESTMENTS

All investments are carried at their fair values, with unrealized gains and losses included in net income.

Investment income, net of investment expenses and amortization of bond premium and discount, is recognized in income when earned.

INCOME TAXES

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 prescribes an asset and liability method for accounting for deferred taxes, the objective of which is to recognize an asset or liability for the expected future tax effects due to temporary differences between financial reporting and tax basis of assets and liabilities, based on enacted tax rates and other provisions of the tax law. The principal items giving rise to such differences are net operating loss carryforwards, start-up and organizational costs and furniture and equipment. Under SFAS No. 109, deferred tax assets are recognized unless it is more likely than not that some portion of the deferred tax assets may not be realized. At December 31, 1999 and 1998, no deferred tax assets have been recognized. Further, for the years ended December 31, 1999 and 1998 or any prior period, no tax benefit has ever been recognized. At December 31, 1999, the total amount of net operating losses carried forward and available to offset future income subject to federal income taxes was approximately $18 million.

NET INCOME (LOSS) PER COMMON SHARE

Net income (loss) per common share is based upon the weighted average number of shares outstanding during the year, in accordance with SFAS No. 128.

3. MANAGEMENT AGREEMENTS

Pursuant to a Management Services Agreement dated December 19, 1997, and amended on July 16, 1999, the Company has engaged Horizon as its management company to provide a substantial portion of the Company's management and administrative services. The Company pays Horizon an hourly fee of $75 for services rendered to PHPNJ. The agreement can be terminated by either PHPNJ or Horizon, with or without cause, provided that the terminating party has furnished not less than thirty (30) days' prior written notice of such termination to the other party. During 1999 and 1998, the Company incurred $149,363 and $241,577, respectively, related to this arrangement.

                  Physician Healthcare Plan of New Jersey, Inc.

                          Notes to Financial Statements

                                December 31, 1999

The Company also has an agreement with The Pace Group, Inc. ("Pace") to provide management services and certain corporate financial and reporting assistance not otherwise provided by HMO Blue, such as assistance in making required filings with state insurance regulators and with the Securities and Exchange Commission. Pace has provided the Company with an "Acting CEO" and "Acting CFO" since its sale to HMO Blue.

4. COMMITMENTS AND CONTINGENCIES

The Company was a defendant in an action entitled Beharie v. Physician Healthcare Plan of New Jersey, et. al., Docket No. L-2397-97, in the Superior Court of Morris County, New Jersey. Dr. Beharie claimed he was wrongfully terminated as an employee and subsequently defamed by PHPNJ (and other unrelated corporate entities). The Plaintiff seeks to recover unspecified compensatory and punitive damages together with interest and litigations costs from the Defendants. On April 1, 1999, prior to the summary judgement hearing, Dr. Beharie reached a settlement with the co-defendant. On August 11, 1999, a Stipulation of Dismissal was received which dismissed this matter without costs to the Company.

In addition, the Company was a third party defendant in an action entitled Valley National Bank v. Dr. Hussein Matari v. Physician Healthcare Plan of New Jersey, docket number DC-10412-98, filed in Superior Court of New Jersey, Law Division, Special Civil Part - Civil, Bergen County. The action was brought by Valley National Bank to recover a loan made to Dr. Matari for the purchase of stock in PHPNJ. Dr. Matari sought to recover his initial investment in PHPNJ and hold the Company responsible for his defaulted loan. On March 15, 1999, an order was filed dismissing the third party complaint without prejudice.

The Company is a defendant in an action entitled Benjamin Levine, M.D. v. Physician Healthcare Plan of New Jersey, docket number DC-2841-98, filed in Superior Court of New Jersey Law Division, Special Civil Part, Mercer County. The Plaintiff sought to recover $10,000 together with interest and litigation costs from the Defendants for redemption of stock. On August 14, 1998, the Court issued a summary judgement to dismiss the action. In November 1998, the Plaintiff filed an appeal. On March 1, 1999, Dr. Levine filed a motion before the trial judge, who previously dismissed the action, to be declared indigent and entitled to free transcripts for the appeal, which was denied. On March 31, 1999, Dr. Levine made a request for the transcripts. A brief was to be filed by Dr. Levine by July 8, 1999; however, Dr. Levine contacted the Appellate Division Clerk on July 8, 1999 requesting an additional 45 days to complete his briefing period, which was granted. Dr. Levine filed a brief to appeal on August 20, 1999. On August 31, 1999, the Company filed a brief in opposition to the appeal filed by Dr. Levine. A letter brief, concluding the briefing process, was filed by Dr. Levine on September 21, 1999. The court has scheduled a hearing for April 4, 2000. The Company believes that it has excellent defenses, which it intends to pursue vigorously.

As of December 31, 1999 and 1998, the Company's investments include restricted assets of approximately $566,000 and $641,000 respectively, on deposit with the State of New Jersey for solvency protection.

                  Physician Healthcare Plan of New Jersey, Inc.

                          Notes to Financial Statements

                                December 31, 1999

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

On July 15, 1997, the Board of Directors of the Company approved a resolution to place a moratorium on redemptions of the Company's common stock for any reason, including reasons set forth in the Company's by-laws, because of the prospect that the satisfaction of all prospective redemption obligations could cause the Company to be in "precarious financial condition" as that term is defined in the Company's registration statement on Form SB-2. As a result the Company will not be required to redeem a stockholder's shares of the Company's common stock in the event that the stockholder requests such redemption in connection with an event described in the Company's by-laws, or in connection with the failure of the Company to credential the stockholder as a provider under the Company's health care plans, or for any other reason. Seventy-six shares were redeemed prior to July 15, 1997.

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

                                December 31, 1999

5. SHAREHOLDERS' EQUITY AND DIVIDEND RESTRICTIONS (CONTINUED)

The following is a reconciliation of the 1999 and 1998 net (loss) income and December 31, 1999 and 1998 shareholders' equity of the Company as determined in accordance with statutory accounting practices to net income and net assets in liquidation reported in accordance with GAAP:

                                                                      1999          1998
                                                                 ---------------------------
                                                                         (In thousands)
Statutory net (loss) income basis, as reported                      $  (544)     $    39
Net change in unrealized (losses) gains on investments                 (103)          68
Other                                                                                117
                                                                 ---------------------------
Net (loss) income for the period--GAAP                              $  (647)     $   224
                                                                 ===========================

Statutory basis capital and surplus--as reported                    $ 4,410      $ 4,954
Net unrealized (losses) gains on investments                                          68
                                                                       (35)

Other                                                                   --            --
                                                                 ---------------------------
Net assets in liquidation--GAAP                                     $ 4,375      $ 5,022
                                                                 ===========================

New Jersey State law provides that dividends or other distributions may be paid only from retained earnings and to the extent statutory capital and surplus is in excess of the minimum net worth requirement of $1,000,000. The Company has not paid and does not intend to pay any dividends.

6. EMPLOYMENT COSTS

The Company currently has no employees. All persons providing services on behalf of the Company during 1999 and 1998 were employees of Horizon. In addition, Pace continues to provide certain management services and certain corporate, financial and reporting assistance not otherwise provided by HMO Blue, as previously described. The costs of the Horizon and Pace services are included in general and administrative expenses on the statement of changes in net assets in liquidation.

7. RELATED PARTY TRANSACTIONS

The shareholders and directors of the Company are physicians who have entered into participating provider agreements with the Company. Accordingly, a large portion of the claims payable and incurred medical costs relate to shareholders.

                  Physician Healthcare Plan of New Jersey, Inc.

                          Notes to Financial Statements

                                December 31, 1999

8. INVESTMENTS

DEBT SECURITIES

The following summarizes the amortized cost and the estimated fair value of the Company's investments in debt securities as of December 31, 1999 and 1998. The estimated fair values for the Company's investments in debt securities are based on quoted market prices.

                                                                                   GROSS
                                                                                UNREALIZED
                                                             AMORTIZED   ------------------------    ESTIMATED
                                                                COST         GAINS      LOSSES      FAIR VALUE
                                                          -------------------------------------------------------
                                                                               (In thousands)
   1999
   U.S. Treasury and other governmental units                $4,334         $  --       $ 35          $4,299
   1998
   U.S. Treasury and other governmental units                $5,319         $  70       $  2          $5,387

The following summarizes the amortized cost and estimated fair value of the Company's investments in debt securities by contractual maturity as of December 31, 1999:

                                                       AMORTIZED      ESTIMATED
                                                          COST       FAIR VALUE
                                                      ---------------------------
                                                            (In thousands)
Maturity
Within one year                                           $    601     $    601
After one year through five years                            3,733        3,698
                                                      ---------------------------
Total investments                                         $  4,334     $  4,299
                                                      ===========================

                  Physician Healthcare Plan of New Jersey, Inc.

                          Notes to Financial Statements

                                December 31, 1999

9. MEDICAL CLAIMS

Amounts recorded in 1999 and 1998 related to medical claims liability are summarized as follows:

                                                                         1999            1998
                                                                    -----------------------------
                                                                           (In Thousands)
Claims Payable, beginning of year                                      $    21         $ 3,000

Development of prior year claims payable                                     6            (617)

Paid on prior year claims payable                                          (27)         (2,362)
                                                                    -----------------------------

Claims Payable, end of year                                            $    --         $    21
                                                                    =============================

10. SUBSEQUENT EVENTS

Subsequent to December 31, 1999, legislation was passed in New Jersey, which may provide for additional assessments to HMOs in the future. The State of New Jersey has not assessed the Company for any amount to date and the Company is unable to estimate the applicability or amount of any such assessment to the Company.

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

         10.7 Lease for Registrant's facility (incorporated by reference to Exhibit 10.11 to the Registrant's Registration Statement on Form SB-2)

         10.8 Assignment and Assumption of Lease Agreement dated February 11, 1997 (incorporated by reference to Exhibit 10.8 in the Registrant's Registration Statement Form

         10.9 Agreement between the Registrant and Medigroup of New Jersey, Inc. dated as of June 26, 1997 (incorporated by reference to Exhibit 10.9 to the Registrant's Form 10-QSB for quarter ended June 30, 1997)

         10.10 Management Services Agreement between the Registrant and Medigroup of New Jersey, Inc. dated as of June 26, 1997 (incorporated by reference to Exhibit 10.9 to the Registrant's Form 10-QSB for quarter ended June 30, 1997)

         10.11 Termination and Release Agreement by and between Medical Group Management, Inc. and Physician Healthcare Plan of New Jersey, Inc., dated as of July 31, 1997 (incorporated by reference to Exhibit 10.11 to the Registrant's Form 10-QSB for quarter ended September 30, 1997)

         10.12 Letter of Agreement between Medigroup of New Jersey, Inc. and Physician Healthcare Plan of New Jersey, dated as of August 26, 1977, relating to the sale of certain fixed assets (incorporated by reference to Exhibit 10.12 to the Registrant's Form 10-QSB for quarter ended September 30, 1997)

         10.13 Services Agreement between The Pace Group, Inc. and Physician Healthcare Plan of New Jersey, Inc., dated as of August 1, 1997 (incorporated by reference to Exhibit 10.13 to the Registrant's Form 10-QSB for quarter ended September 30, 1997)

         10.14 Agreement between Medigroup of New Jersey, Inc. and Physician Healthcare Plan of New Jersey, Inc., dated July 25, 1997, relating to the use of certain computer equipment (incorporated by reference to Exhibit 10.14 to the Registrant's Form 10-QSB for quarter ended September 30, 1997)

         10.15 Management Services Agreement dated as of December 19, 1997 between Physician Healthcare Plan of New Jersey, Inc. and Medigroup of New Jersey, Inc. (incorporated by reference to
                  Exhibit 99.3 to the Registrant's Form 8-K filed December 29,
                  1997)