Form 10QSB
period 2000-03-31
PHYSICIAN HEALTHCARE PLAN OF NEW JERSEY INC
filed 2000-07-31
CIK 948547

                     U.S. Securities and Exchange Commission
                              Washington, DC 20549
                                   Form 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000.

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



c/o The Pace Group, Inc., 2828 N. Haskell, B5 F6, Dallas, Texas 75204
       (Address of principal executive offices)                   (zip code)

Issuer's telephone number:    c/o (214) 887-7947
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of share outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 31, 2000 there were 4,629 shares of Common Stock outstanding.


Transitional Small Business Disclosure Format (Check one):  Yes         No X
                                                                ----      ----

                              Index to Form 10-QSB


                                                                                   PAGE
Part I - Financial Information                                                        3


      Item 1.     Financial Statements

                  Statements of Net Assets in Liquidation as of
                  March 31, 2000 and December 31, 1999                                3

                  Statements of Changes in Net Assets in Liquidation
                  for the Three Months Ended March 31, 2000 and 1999                  4

                   Notes to Financial Statements                                      5


      Item 2.     Management's Plan of Operations                                     6


Part II - Other Information                                                           8

      Item 1.     Legal Proceedings                                                   8

      Item 2.     [Omitted]                                                           9

      Item 3.     [Omitted]                                                           9

      Item 4.     [Omitted]                                                           9

      Item 5.     [Omitted]                                                           9

      Item 6.     Exhibits and Reports on Form 8-K                                    9

Part I - Financial Information

Item 1.     Financial Statements

                  PHYSICIAN HEALTHCARE PLAN OF NEW JERSEY, INC.
                     STATEMENTS OF NET ASSETS IN LIQUIDATION



                                                 March 31         December 31
                                                    2000              1999
                                                (unaudited)
                                                -----------       -----------
ASSETS

      Cash                                         $305,925          $294,443
      Investments                                 4,288,950         4,299,014
      Other                                          72,007            71,810



LIABILITIES

      Accounts Payable                             $207,931          $200,399
      Due to Management Company                           0            14,000
      Other Liabilities                              76,256            76,256
                                                  ---------         ---------
                Net Assets in Liquidation        $4,382,695        $4,374,612
                                                  =========         =========

                             See accompanying notes.

                  PHYSICIAN HEALTHCARE PLAN OF NEW JERSEY, INC.
               STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION
                                   (UNAUDITED)


                                                      For the Three Months Ended
                                                  March 31, 2000    March 31, 1999
Net Assets in Liquidation at Beginning of
Period:                                             $ 4,374,612       $ 5,022,113

      Investment Income                                  47,091           146,705
      Professional Services                             (21,645)         (106,598)

      General and Administrative                        (16,913)          (92,720)
      Other                                                (450)             (607)
                                                    -----------       -----------

            Increase (Decrease)                           8,083           (53,220)
                                                    ===========       ===========

Net Assets in Liquidation at End of Period:         $ 4,382,695       $ 4,968,893
                                                    ===========       ===========

            Net Income/(Loss) per Common Share      $         2       $       (12)
                                                    ===========       ===========

            Weighted Average Number of Shares             4,629             4,629
                                                    ===========       ===========

                             See accompanying notes.

                  PHYSICIAN HEALTHCARE PLAN OF NEW JERSEY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2000
                                   (UNAUDITED)

1. UNAUDITED FINANCIAL STATEMENTS

The financial information for the three months ended March 31, 2000 and March 31, 1999 included herein is unaudited. Such information includes all adjustments, consisting of a normal and recurring nature, which in the opinion of management, are necessary for a fair presentation of the Company's Statements of Net Assets in Liquidation and Statements of Changes in Net Assets in Liquidation in accordance with accounting principles generally accepted in the United States. Such information should be read in conjunction with Management's Plan of Operation included herein and the Notes to Financial Statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999. The interim results are not necessarily indicative of the results for the full fiscal year.

2. LIQUIDATION BASIS OF ACCOUNTING

As a result of the sale of its operations to Horizon Healthcare of New Jersey, Inc. ("Horizon") on December 19, 1997, the Company changed from a going-concern basis of accounting to a liquidation basis of accounting effective December 31, 1997.

The Statements of Net Assets in Liquidation at December 31, 1999 and March 31, 2000 do not distinguish between current and long-term balances as would be reflected if such statements had been prepared on a going-concern basis.

3. SALE OF GROUP CONTRACTS AND PROVIDER AGREEMENTS

On December 19, 1997, the Company consummated the transfer and assignment of certain provider and subscriber contracts constituting its HMO and PPO operations (the "Transaction") to Horizon (the "Purchaser"), the health maintenance organization affiliated with Blue Cross Blue Shield of New Jersey, Inc. The Company received a cash payment of $1,839,300 as consideration for that transfer and assignment.

Although the Company has sold its operations to Horizon, the Company remains responsible for the payment of claims incurred prior to the December 19, 1997 date of the closing of the Transaction with Horizon. The Company's liability for claims payment after December 19, 1998, the first anniversary of the Transaction, is limited to claims asserted by a claimant for services prior to December 19, 1997 and previously acknowledged or otherwise known to the Company. Any other claims liability was assumed by the Purchaser effective December 19, 1998. In early 1999, the Company completed payment of claims incurred prior to December 19, 1997. Subsequent to December 31, 1999, Horizon notified the Company that it believes the Company is responsible for approximately $30,000 of claims because they were incurred prior to December 19, 1997. The Company believes it has no responsibility for these claims because they were reported to the Company after December 19, 1998 and that they are Horizon's responsibility pursuant to the agreements entered into in connection with the transaction. The Company expects that it will surrender its Certificate of Authority ("COA") to New Jersey insurance regulators at such time as the regulators approve, based on the regulators' determination that the Company has satisfied all of its liabilities, which is expected to occur some time in 2000. After such surrender, it is expected that the Company will be dissolved and assets remaining, if any, after satisfaction of the Company's liabilities will be distributed to shareholders. Amounts distributed in respect of each outstanding share of the Company's common stock are expected to be substantially lower than the purchase price paid for such shares. However, the Company is unable to determine the final amount that would be available for distribution. Dissolution would require additional shareholder action.

4. MANAGEMENT AGREEMENT

Pursuant to a Management Services Agreement dated December 19, 1997, and amended on July 16, 1999, the Company has engaged Horizon as its management company to provide a substantial portion of the Company's management and administrative services. The company pays Horizon an hourly fee of $75 for services rendered to PHPNJ. The agreement can be terminated by either PHPNJ or Horizon, with or without cause, provided that the terminating party has furnished not less than thirty (30) days prior written notice of such termination to the other party. For the period January 1 through March 31, 2000 the Company incurred approximately $17,000 related to this arrangement.

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

As of March 31, 2000, the Company's investments include restricted assets of approximately $566,000 on deposit with the State of New Jersey for solvency protection.


ITEM 2.

MANAGEMENT'S PLAN OF OPERATIONS

The following discussion should be read in conjunction with the Financial Statements and the Notes thereto provided herein.

The Company sold its operations to the Purchaser on December 19, 1997, following the December 9, 1997 shareholder meeting at which the sale was approved, and has continued efforts through 2000 year to date to wind down operations. As a result, effective December 31, 1997, the Company changed its basis of accounting from a going-concern basis to a liquidation basis. During the three months ended March 31, 2000, management activities have been limited to continuing the Company's payment of existing liabilities, stewardship of remaining assets, and maintaining compliance as appropriate in reporting to applicable regulatory agencies.

Although the Company has sold its operations to Horizon, the Company remained responsible for the payment of claims incurred prior to the December 19, 1997 date of the closing of the transaction with Horizon. The Company's liability for claims payment after December 19, 1998, the first anniversary of the Transaction, is limited to claims asserted by a claimant for services prior to December 19, 1997 and previously acknowledged or otherwise known to the Company. Any other claims liability will be assumed by the Purchaser effective December 19, 1998. As of December 31, 1999, that liability had been paid out. Any claims for services provided after December 19, 1997 or any claims for services provided prior to December 19, 1997, but first discovered after December 19, 1998, are the responsibility of Horizon. Subsequent to December 31, 1999, Horizon notified the Company that it believes the Company is responsible for approximately $30,000 of claims because they were incurred prior to December 19, 1997. The Company believes it has no responsibility for these claims because they were reported to the Company after December 19, 1998 and that they are Horizon's responsibility. The Company expects that it will surrender its COA to New Jersey insurance regulators at such time as the regulators approve, based on the regulators' determination that the Company has satisfied its liabilities. The Company has ongoing discussions with the New Jersey insurance regulators to reach agreement on the most expeditious way to surrender the COA. It is anticipated that the Company will reach agreement with the New Jersey insurance regulators on this process sometime in 2000 and surrender the COA at such point.

Subsequent to December 31, 1999, legislation was passed in New Jersey, which may provide for additional assessments to HMOs in the future. The State of New Jersey has not assessed the Company for any amount to date. While New Jersey legislation may provide for additional assessments upon HMOs in the future, the Company is unable at this time to estimate the applicability or amount of any such assessment on the company.

Changes in Net Assets

The increase in net assets in liquidation for the three months ended March 31, 2000 was $8,083 as compared to an decrease of $53,220 for the three month period ended March 31,1999. The $8,083 increase in net assets for the three month period ended March 31, 2000 represents investment income of approximately $47,000 offset by general and administrative expenses and professional services of approximately $39,000. As the Company continues to wind-down it affairs, the administrative and professional fees associated with this wind-down continue to decrease.

For the three months ended March 31, 2000, the Company incurred general and administrative costs of $16,913 as compared to $92,720 for the three months ended March 31, 1999. The Company also incurred professional service cost of $21,645 for the three months ended March 31, 2000 as compared to $106,598 for the three months ended March 31, 1999. In 2000 and 1999, such costs and expenses relate to the limited management activities of the Company including, but not limited to, costs and expenses incurred due to legal fees, actuarial and accounting assistance and insurance. As the Company continues to wind-down it affairs, the administrative and professional fees associated with this wind-down continue to decrease. See Note 4 of the Notes to Financial Statements for March 31, 2000.

Financial Condition

As of March 31, 2000 the Company had approximately $4.6 million in cash and cash equivalents and investments in U.S. Treasury obligations compared to approximately $4.6 million as of December 31, 1999. Management believes sufficient liquid funds are available to satisfy any remaining liabilities, medical or otherwise, likely to occur in the near future(including, without limitation, costs and expenses related to the administration of liquidation such as legal and actuarial fees, insurance, accounting fees, and printing and shareholder communication expenses).

As of March 31, 2000 the company reported approximately $208,000 in accounts payable related to various service providers. As of March 31, 2000 the company reported approximately $76,000 in other liabilities which were composed of unclaimed checks.

The Company has not made any liquidating distributions since assuming a liquidation status and does not anticipate a future distribution until such time as outstanding liabilities are confirmed as extinguished. Additionally, the New Jersey Department of Banking and Insurance and Department of Health and Senior Services must approve the surrender of the Company's COA as a precondition for any such liquidating distributions.

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


PART II - OTHER INFORMATION

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

     27.          Financial Data Schedule


                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  PHYSICIAN HEALTHCARE PLAN OF NEW JERSEY, INC.

                  BY:  /S/    JOSEPH BILLOTTI, M.D.
                     ------------------------------
                        Joseph Billotti, M.D.
                                Chairman

  /S/ Russell F.Mohawk
------------------------
Russell F. Mohawk
      Senior Consultant of The Pace Group, Inc.
      (Acting in the capacity of Principal Accounting Officer and Principal Financial Officer of the Registrant)

                            DATED: July 28, 2000