Form 10QSB
period 2000-09-30
PHYSICIAN HEALTHCARE PLAN OF NEW JERSEY INC
filed 2001-04-18
CIK 948547

                     U.S. Securities and Exchange Commission
                              Washington, DC 20549
                                   Form 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000.

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



c/o The Pace Group, Inc., 202 Courtney Lane, McKinney, Texas 75070 formerly 2828 No. Haskell, Building 5, 11th Floor, Dallas, Texas 75204
       (Address of principal executive offices)                   (zip code)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 30, 2000 there were 4,629 shares of Common Stock outstanding.


Transitional Small Business Disclosure Format (Check one):  Yes         No X
                                                                ----      ----

                              Index to Form 10-QSB


                                                                                       PAGE
                                                                                       ----
Part I - Financial Information                                                           3

      Item 1.     Financial Statements

               Statements of Net Assets in Liquidation as of
               September 30, 2000 and December 31, 1999                                  3

               Statements of Changes in Net Assets in Liquidation
               For the Nine Months Ended September 30, 2000 and 1999                     4

               Statements of Changes in Net Assets in Liquidation
               for the Three Months Ended September 30, 2000 and 1999                    5

               Notes to Financial Statements                                             6


      Item 2.     Management's Plan of Operations                                        8


Part II - Other Information                                                              9

      Item 1.     Legal Proceedings                                                      9

      Item 2.     [Omitted]                                                             10

      Item 3.     [Omitted]                                                             10

      Item 4.     [Omitted]                                                             10
      Item 5.     [Omitted]                                                             10

      Item 6.     Exhibits and Reports on Form 8-K                                     E-1

Part 1- Financial Information

Item 1.   Financial Statements

                 PHYSICIAN HEALTHCARE PLAN OF NEW JERSEY, INC.
                    STATEMENTS OF NET ASSETS IN LIQUIDATION

                                                September 30  December 31
                                                   2000           1999
                                                (unaudited)
                                                -----------   -----------
     ASSETS

           Cash                                  $  450,180   $  294,443
           Investments                            4,045,830    4,299,014
           Other                                     97,366       71,810



     LIABILITIES

           Accounts Payable                      $   38,378   $  200,399
           Due to Management Company                  4,325       14,000
           Other Liabilities                         76,256       76,256
                                                 ----------   ----------
                     Net Assets in Liquidation   $4,474,417   $4,374,612
                                                 ==========   ==========


                             See accompanying notes.

                  PHYSICIAN HEALTHCARE PLAN OF NEW JERSEY, INC.
               STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION


                                                             For the Nine Months Ended
                                                                    September 30
                                                                2000           1999
                                                                ----           ----
     Net Assets in Liquidation at Beginning of Period:       $ 4,374,612    $ 5,022,113

     Investment Income                                           166,384        175,440
     Net change in unrealized (losses)gains on investments        43,651        (73,139)
     General and Administrative                                 (110,230)      (363,602)
                                                             -----------    -----------
     Net (loss) income for the period                             99,805       (261,301)
                                                             ===========    ===========

     Net Assets in Liquidation at End of Period:             $ 4,474,417    $ 4,760,812
                                                             ===========    ===========

                 Net (loss) income per Common Share                  $22           $(56)
                                                             ===========    ===========

                 Weighted Average Number of Shares                 4,629          4,629
                                                             ===========    ===========

                             See accompanying notes.

                  PHYSICIAN HEALTHCARE PLAN OF NEW JERSEY, INC.
               STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION
                                   (UNAUDITED)


                                                         For the Three Months Ended
                                                                September 30
                                                             2000          1999
                                                             ----          -----

     Net Assets in Liquidation at Beginning of Period:   $ 4,428,710    $ 4,884,531

     Investment Income                                        60,281         19,949
     Net change in unrealized gains on investments            28,123          2,924
     General and administrative expenses                     (42,697)      (146,592)
                                                         -----------    -----------
     Net (loss) income for the period                         45,707       (123,719)
                                                         ===========    ===========

     Net Assets in Liquidation at End of Period:         $ 4,474,417    $ 4,760,812
                                                         ===========    ===========

                 Net Income/(Loss) per Common Share              $10           $(27)
                                                         ===========    ===========

                 Weighted Average Number of Shares             4,629          4,629
                                                         ===========    ===========

                             See accompanying notes.

                  PHYSICIAN HEALTHCARE PLAN OF NEW JERSEY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2000
                                   (UNAUDITED)

1. UNAUDITED FINANCIAL STATEMENTS

The financial information as of September 30, 2000 and for the nine month and three month periods ended September 30, 2000 and September 30, 1999 included herein is unaudited. Such information includes all adjustments, consisting of a normal and recurring nature, which in the opinion of management, are necessary for a fair presentation of the Company's Statements of Net Assets in Liquidation and Statements of Changes in Net Assets in Liquidation in accordance with accounting principles generally accepted in the United States. Such information should be read in conjunction with Management's Plan of Operations included herein and the Notes to Financial Statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999. The interim results are not necessarily indicative of the results for the full fiscal year.

2. LIQUIDATION BASIS OF ACCOUNTING

As a result of the sale of its operations to Horizon Healthcare of New Jersey, Inc. ("Horizon") on December 19, 1997, the Company changed from a going-concern basis of accounting to a liquidation basis of accounting effective December 31, 1997.

The Statements of Net Assets in Liquidation at December 31, 1999 and September 30, 2000 do not distinguish between current and long-term balances as would be reflected if such statements had been prepared on a going-concern basis.

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

4. MANAGEMENT AGREEMENT

Pursuant to a Management Services Agreement dated December 19, 1997, and amended on July 16, 1999, the Company has engaged Horizon as its management company to provide a substantial portion of the Company's management and administrative services. The company pays Horizon an hourly fee of $75 for services rendered to PHPNJ. The agreement can be terminated by either PHPNJ or Horizon, with or without cause, provided that the terminating party has furnished not less than thirty (30) days prior written notice of such termination to the other party. For the nine months ended September 30, 2000 and 1999 the Company incurred approximately $25,000 and $147,000 respectively related to this arrangement.

In addition, effective August 1, 1997, the Company engaged The Pace Group, Inc. ("Pace") to provide certain management transition services and certain corporate financial and reporting assistance not otherwise provided by the Purchaser.

5. COMMITMENTS AND CONTINGENCIES

The Company is a defendant in an action entitled Benjamin Levine, M.D. v. Physician Healthcare Plan of New Jersey, docket number DC-2841-98, filed in Superior Court of New Jersey Law Division, Special Civil Part, Mercer County. The Plaintiff sought to recover $10,000 together with interest and litigation costs from the Defendants for redemption of stock. On August 14, 1998, the Court issued a summary judgement to dismiss the action. In November 1998, the Plaintiff filed an appeal. The court held a hearing on April 4, 2000 and issued a decision on May 15, 2000 denying Dr. Levine's appeal. On May 18, 2000 Dr. Levine submitted a Motion for Reconsideration. On May 24, 2000 the Company filed an Order denying the Notice of Motion filed by Dr. Levine. On June 2, 2000 the Court rejected Dr. Levine's Motion for Reconsideration. On June 6, 2000 Dr. Levine filed a Notice of Petition for Certification to the New Jersey Supreme Court and subsequently on July 14, 2000 submitted a brief requesting a hearing. The Company filed a brief in opposition to Dr. Levine's request that the New Jersey Supreme Court hear the appeal. Although not entitled to a reply under the current procedure, on July 28, 2000 Dr.Levine submitted a letter brief in response to the Company's brief in opposition. The Supreme Court denied Dr. Levine's Petition for Certification on September 26, 2000.

As of September 30, 2000 the Company's investments include restricted assets of approximately $566,000 on deposit with the State of New Jersey for solvency protection.



ITEM 2.

MANAGEMENT'S PLAN OF OPERATIONS

The following discussion should be read in conjunction with the Financial Statements and the Notes thereto provided herein.

The Company sold its operations to the Purchaser on December 19, 1997, following the December 9, 1997 shareholder meeting at which the sale was approved, and has continued efforts through 2000 year to date to wind down operations. As a result, effective December 31, 1997, the Company changed its basis of accounting from a going-concern basis to a liquidation basis. During the nine months ended September 30, 2000, management activities have been limited to continuing the Company's payment of existing liabilities, stewardship of remaining assets, and maintaining compliance as appropriate in reporting to applicable regulatory agencies.

Although the Company has sold its operations to Horizon, the Company remained responsible for the payment of claims incurred prior to the December 19, 1997 date of the closing of the transaction with Horizon. The Company's liability for claims payments after December 19, 1998, the first anniversary of the Transaction, is limited to claims asserted by a claimant for services prior to December 19, 1997 and previously acknowledged or otherwise known to the Company. Any other claims liability will be assumed by the Purchaser effective December 19, 1998. As of December 31, 1999, that liability had been paid out. Any claims for services provided after December 19, 1997 or any claims for services provided prior to December 19, 1997, but first discovered after December 19, 1998, are the responsibility of Horizon. In early 2000 Horizon notified the Company that it believes the Company is responsible for approximately $30,000 of claims because they were incurred prior to December 19, 1997. The Company believes it has no responsibility for these claims because they were reported to the Company after December 19, 1998 and that they are Horizon's responsibility. The Company expects that it will surrender its COA to New Jersey insurance regulators at such time as the regulators approve, based on the regulators' determination that the Company has satisfied its liabilities. The Company has ongoing discussions with the New Jersey insurance regulators to reach agreement on the most expeditious way to surrender the COA. It is anticipated that the Company will reach agreement with the New Jersey insurance regulators on this process sometime in 2001 and surrender the COA at such point.

In 2000 the Company was assessed for its additional share of the cost of the New Jersey Small Employer Benefit Plan. The assessment was the result of the reconciliation of the New Jersey Small Employer Benefit Plan based on 1998 premiums. While additional assessments may be made in the future, the Company is currently unable to estimate the applicability or amount of any such assessment on the company.




Changes in Net Assets

The increase in net assets in liquidation for the nine months ended September 30, 2000 was $99,805 as compared to a decrease of $261,301 for the nine month period ended September 30, 1999. The $99,805 increase in net assets for the nine month period ended September 30, 2000 primarily represents investment income of approximately $166,000 and approximately $44,000 in unrealized investment gains offset by general and administrative expenses and professional services of approximately $110,000. Payment of general and administration expenses and professional services are made from cash resulting in a decrease in the cash account. While professional fees associated with this wind-down have decreased over the last few quarters it is expected these will increase during the dissolution process.

For the nine months ended September 30, 2000, the Company incurred general and administrative costs of approximately $110,000 as compared to approximately $364,000 for the nine months ended September 30, 1999. In 2000 and 1999, such costs and expenses related to the limited management activities of the Company including, but not limited to, costs and expenses incurred related to management, legal, and accounting. While professional fees associated with this wind-down have decreased over the last few quarters it is expected these will increase during the dissolution process. See Note 4 of the Notes to Financial Statements for September 30, 2000.

Financial Condition

As of September 30, 2000 the Company had approximately $4.5 million in cash and cash equivalents and investments in U.S. Treasury obligations compared to approximately $4.6 million as of December 31, 1999. Management believes sufficient liquid funds are available to satisfy any remaining liabilities likely to occur in the near future (including, without limitation, costs and expenses related to the anticipated administration of liquidation such as management fees, legal fees, insurance, accounting fees, printing expenses, and shareholder communication expenses).

As of September 30, 2000 the company reported approximately $42,000 in accounts payable related to various service providers. As of September 30, 2000 the company reported approximately $76,000 in other liabilities which were composed of unclaimed checks.

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


PART II - OTHER INFORMATION

ITEM 1.

The Company is a defendant in an action entitled Benjamin Levine, M.D. v. Physician Healthcare Plan of New Jersey, docket number DC-2841-98, filed in Superior Court of New Jersey Law Division, Special Civil Part, Mercer County. The Plaintiff sought to recover $10,000 together with interest and litigation costs from the Defendants for redemption of stock. On August 14, 1998, the

Court issued a summary judgement to dismiss the action. In November 1998, the Plaintiff filed an appeal The court conducted a hearing on April 4, 2000 and issued a decision on May 15, 2000 denying Dr. Levine's appeal. On May 18, 2000 Dr. Levine submitted a Motion for Reconsideration. On May 24, 2000 the Company filed a request for an order denying the Notice of Motion filed by Dr. Levine. On June 2, 2000 the Court rejected Dr. Levine's Motion for Reconsideration. On June 6, 2000 Dr. Levine filed a Notice of Petition for Certification to the New Jersey Supreme Court and subsequently on July 14, 2000 submitted a brief requesting a hearing. The Company filed a brief in opposition to Dr. Levine's request that the New Jersey Supreme Court hear the appeal. Although not entitled to a reply under the current procedure, on July 28, 2000 Dr. Levine submitted a letter brief in response to the Company's brief in opposition. The Supreme Court denied Dr. Levine's Petition of Certification on September 26, 2000.

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

                  PHYSICIAN HEALTHCARE PLAN OF NEW JERSEY, INC.

                  BY:  /S/    JOSEPH BILLOTTI, M.D.
                       ----------------------------
                        Joseph Billotti, M.D.
                                Chairman

  /S/ Russell F.Mohawk
----------------------
Russell F. Mohawk
      Senior Consultant of The Pace Group, Inc.
      (Acting in the capacity of Principal Accounting Officer and Principal Financial Officer of the Registrant)

                            DATED: /April 17, 2001