Form 10-K
period 2000-12-31
PHYSICIAN HEALTHCARE PLAN OF NEW JERSEY INC
filed 2001-06-26
CIK 948547

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

                   For the fiscal year ended December 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from            to

                        COMMISSION FILE NUMBER 000-22719

                  PHYSICIAN HEALTHCARE PLAN OF NEW JERSEY, INC.
                 (Name of small business issuer in its charter)

New Jersey                                                22-3273637
(State or other jurisdiction of                      (I.R.S.Employer
or incorporation organization)                       IdentificationNo.)


c/o The Pace Group, Inc., 202 Courtney Lane, McKinney, Texas 75070 (formerly 2828 N. Haskell, B5 F6, Dallas, TX 75204)
-----------------------------------------------------------------------
(Address of principal executive offices) (zip code)

Issuer's telephone number:  (972) 562-3979 (formerly (972) 887-7947)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, no par value.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Check if there was no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosures will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for the most recent fiscal year: $304,000

There is no current market for this stock. However, the aggregate value of voting stock held by non-affiliates as of December 31, 2000, computed by reference to the book value as of December 31, 2000, was approximately $4,356,000. As of December 31, 2000, there were 4,629 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] N[X]

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Overview

      Physician Healthcare Plan of New Jersey, Inc. (the "Company") is a New Jersey corporation, formed on January 10, 1994,under the sponsorship of private practicing physicians for the purpose of developing a statewide physician-owned and directed health maintenance organization ("HMO"). The Company's HMO and preferred provider organization ("PPO") operations were sold on December 19, 1997, as described below. Beginning in December 1998, the Company initiated the process of seeking approval from state regulators to surrender its Certificate of Authority ("COA"). In May 2000, after discussions between the Company and its regulators, the New Jersey Department of Banking and Insurance (the "Department")required among other things, a Custody Agreement in the amount of $350,000 be established for the payment of future liabilities, if any, as a condition of surrender of the COA. The Company's Board of Directors approved the Custody Agreement on November 15, 2000, along with a Plan of Dissolution subject to the Department's approval of the surrender of the COA. The Custody Agreement was established on February 26, 2001 and on March 7, 2001 the surrender of the COA was approved. The Company intends to proceed with dissolution in 2001.

      In December 1994, the Company filed an application for a COA to operate as an HMO in five counties in New Jersey, which application was approved effective August 28, 1995. The Company was not permitted to solicit business until a Certificate of Authority was obtained. The Company commenced marketing its HMO plans to persons living in the five county area and issued its first policy in November 1995. In September 1995, the Company filed an application to amend its COA to expand its service area to cover the entire State of New Jersey. The amendment was approved effective January 29, 1996. The Company received federal trademark registration for its name, for the acronym PHPNJ and for the stylized "P" logo which contains a cutout in the shape of New Jersey.

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

Strategic Initiatives and Sale of Operations

      By April 1996, the Company's leadership recognized the impact of changing market conditions, coupled with attendant network, pricing and product issues, and acknowledged that membership goals were not being met and that expenses were being incurred in excess of the Company's revenues. The Company developed a three-part strategy to improve operating results. The components of that strategy were: (a) capital preservation, (b) marketing and sales, and (c) new product initiatives. To preserve capital, the Company implemented a new staffing model which reduced monthly salaries and compensation expenses. Beginning in September, 1996 staffing was reduced and sales efforts were shifted from a staff of sales employees to a broker-driven sales effort. In addition, the Company reduced the amount of space it leased, effective October 1, 1996, and cut its monthly advertising budget by approximately two-thirds. The Company proposed to develop special marketing arrangements with local medical communities, and marketed one of its existing products under a marketing arrangement called "Skyland Select".

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

      On December 19, 1997 the Company consummated the transfer and assignment of certain provider and subscriber contracts constituting its HMO and PPO operations to Horizon, the HMO affiliated with Blue Cross Blue Shield of New Jersey, Inc. The Company received a cash payment of $1,839,300 as consideration for the transfer and assignment. As of the date of closing, the Management Services Agreement dated as of June 26, 1997 between the Company and Horizon terminated and the parties entered into a new Management Services Agreement pursuant to which Horizon provided certain limited management services through March 1, 1999. The Company has agreed to pay Horizon an hourly fee of $75 for services provided under that agreement. In early 1999 the Company and Horizon renegotiated an extension of this agreement from March 1, 1999 forward. The agreement can be terminated by either PHPNJ or Horizon, with or without cause, provided that the terminating party has furnished not less than thirty (30) days prior written notice of such termination to the other party. Horizon currently continues to provide services to the Company as described above.

      Although the Company sold its operations to Horizon, the Company remained responsible for the payment of claims incurred prior to the December 19, 1997 date of the closing of the transaction with Horizon. This liability is limited to those claims asserted by a claimant on or before December 19, 1998, and previously acknowledged or otherwise known to the Company. In early 1999, the Company completed payment of claims incurred prior to December 19, 1997. The Company continued to fulfill the reporting requirements of regulatory agencies through its contracts with The Pace Group and Horizon. During 1999 and 2000 the Company had ongoing discussions with the New Jersey insurance regulators to reach agreement on the most expeditious way to surrender the COA. The New Jersey Department of Banking and Insurance required a Custody Agreement in the amount of $350,000 be established for the benefit of any future liabilities as a condition of surrender of the COA. Subsequent to December 31, 2000 the Company established the Custody Agreement and on March 7, 2001 the New Jersey insurance regulators approved the surrender of the COA. It is expected that sometime during 2001 the Company will be dissolved and any assets remaining after satisfaction of the Company's liabilities will be distributed to stockholders. Amounts distributed in respect of each outstanding share of the Company's common stock are expected to be substantially lower than the purchase price paid for such shares. However, the Company is unable to estimate the amount, if any, that would be available for distribution. Dissolution requires additional stockholder action.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company has no leased or owned real property.

ITEM 3.  LEGAL PROCEEDINGS

The Company was a defendant in an action entitled Benjamin Levine, M.D. v. Physician Healthcare Plan of New Jersey, docket number DC-2841-98, filed in Superior Court of New Jersey Law Division, Special Civil Part, Mercer County. The Plaintiff sought to recover $10,000 together with interest and litigation costs from the Defendants for redemption of stock. On August 14, 1998, the Court issued a summary judgement to dismiss the action. In November 1998, the Plaintiff filed an appeal. The court held a hearing on April 4, 2000 and issued a decision on May 15, 2000 denying Dr. Levine's appeal. On May 18, 2000 Dr. Levine submitted a Motion for Reconsideration. On May 24, 2000 the Company filed an Order denying the Notice of Motion filed by Dr. Levine. On June 2, 2000 the Court rejected Dr. Levine's Motion for Reconsideration. On June 6, 2000 Dr. Levine filed a Notice of Petition for Certification to the New Jersey Supreme Court and subsequently on July 14, 2000 submitted a brief requesting a hearing. The Company filed a brief in opposition to Dr. Levine's request that the New Jersey Supreme Court hear the appeal. Although not entitled to a reply under the current procedure, on July 29, 2000 Dr. Levine submitted a letter brief in response to the Company's brief in opposition. The Supreme

Court denied Dr. Levine's Petition for Certification on September 26, 2000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No meetings for shareholders were held in 2000

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

      There is no public market for the common stock of the Company. At December 31, 2000, the Company had 4,629 shareholders. The Company's shares could only be purchased by eligible purchasers (4,629), which were physicians who were licensed to practice medicine and surgery in New Jersey and who were actively practicing. Each eligible purchaser is limited to one share. The By-Laws of the Company prohibit the transfer of stock to any person or entity to ensure that only physicians participating in the network maintained ownership in the Company. However, the By-Laws do provide for mandatory redemption by the Company in Exchange for the book value of the stock upon the occurrence of certain events, such as death, retirement, disability, loss of medical license, cessation of practice in New Jersey and termination of an effective Physician Participation Agreement. Discretionary redemption by the Board of Directors is also permitted.

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

ITEM 6.  MANAGEMENT'S PLAN OF OPERATIONS

      The Company is a New Jersey corporation, formed on January 10, 1994, under the sponsorship of private practicing physicians for the purpose of developing a statewide, physician-owned HMO. The Company sold its operations to the Purchaser on December 19, 1997, following the December 9, 1997 shareholder meeting at which the sale was approved, and has continued efforts through 1998 year to date to wind down operations. As a result, effective December 31, 1997,the Company changed its basis of accounting from a going-concern basis to a liquidation basis. During the year ended December 31, 2000, management activities have been limited to continuing the Company's payment of existing liabilities, stewardship of remaining assets, maintaining compliance as appropriate in reporting to applicable regulatory agencies and working with applicable regulatory agencies to gain approval to surrender its COA and dissolve.

      Although the Company has sold its operations to Horizon, the Company remained responsible for the payment of claims incurred prior to the December 19, 1997 date of the closing of the transaction with Horizon. The Company's liability for claims payment after December 19, 1998, the first anniversary of the transaction, is limited to claims asserted by a claimant for services prior to December 19, 1997 and previously acknowledged or otherwise known to the Company no later than December 19, 1998. As of December 31, 1999 that liability had been fully paid out. Any claims for services provided after December 19, 1997 or any claims for services provided prior to December 19, 1997 but first discovered after December 18, 1998 are the responsibility of Horizon. In early 2000, Horizon notified the Company that it believes the Company is responsible for approximately $30,000 of claims because they were incurred prior to December 19, 1997. The Company believes it has no responsibility for these claims because they were reported to the Company after December 19, 1998 and that they are Horizon's responsibility pursuant to the agreements entered into in connection with the transaction. No further communications have taken place with Horizon regarding this matter since early 2000. During 1999 and 2000 the Company had ongoing discussions with the New Jersey insurance regulators to reach agreement on the most expeditious way to surrender the COA. The New Jersey Department of Banking and Insurance required a Custody Agreement in the amount of $350,000 be established for the payment of any future liabilities as a condition of surrender of the COA. Subsequent to December 31, 2000 the Company established the Custody Agreement and on March 7, 2001 the New Jersey insurance regulators approved the surrender of the COA. It is expected that sometime during 2001 the Company will be dissolved, and after approval by the stockholders, any assets remaining after satisfaction of the Company's liabilities will be distributed to stockholders. Amounts distributed in respect of each outstanding share of the Company's common stock are expected to be substantially lower than the purchase price paid for such shares. However, the Company is unable to estimate the amount, if any, that would be available for distribution. Dissolution requires additional stockholder action.

Changes in Net Assets

      The decrease in net assets in liquidation for the year ended December 31, 2000 was approximately $19,000, which represents total return on investments of approximately $304,000, offset by a state insurance department assessment of approximately $26,000 and by general and administrative expenses of approximately $297,000.

      For the year ended December 31, 2000, the Company incurred general and administrative costs of approximately $297,000. In 2000, such costs and expenses relate to the management activities of the Company including, but not limited to, costs and expenses incurred due to management fees, legal fees, accounting and audit fees and insurance. During 2000, an assessment of approximately $26,000 was paid to the New Jersey Individual Health Coverage Program. The assessment was based on a reconciliation of net earned premium reported for calendar year 1998.

      Investment income was $243,000 in 2000 compared to $286,000 in 1999. The decrease of $43,000 relates to a slight decline in invested assets and a declining interest rate environment as compared to the prior year.

      Unrealized gains of $85,000 were generated during 2000 due to the Company's investments in debt securities in a declining interest rate environment. This compares to unrealized losses of $103,000 generated during 1999, which was a result of an increasing interest rate environment.

      The State of New Jersey Small Employer Health Benefit Plan assessments of $26,000 and $211,000 in 2000 and 1999 respectively represented an original assessment based on a previous year's premiums collected and an adjustment to that assessment. Future assessments, if any, are not currently estimable.

      General and administrative expenses have declined by $316,000 from $613,000 in 1999 to $297,000 during 2000. The decline is a result of reduced costs associated with administering the Company as it nears ultimate dissolution.

Financial Condition

      Cash and invested assets: Total investments, including cash and short term investments were approximately $4,596,000 at December 31, 2000 and $4,643,000 at December 31, 1999. The decrease in invested assets between December 31, 2000 and December 31, 1999 resulted primarily from cash outflow from payment of general and administrative expenses.

      The Company's investments on December 31,2000 were in debt securities comprised of investment grade securities, with the highest ratings assigned by Standard & Poor's (AAA) or Moody's (Aaa;P-1), respectively.

      Net assets in liquidation: Total net assets in liquidation were approximately $4,356,000 at December 31, 2000 and approximately $4,375,000 at December 31, 1999. The decrease is primarily due to general and administrative expenses in excess of total return on investments.

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

NAME                            DATE ELECTED   TERM     AGE        TITLE
----                            ------------   ----     ---        -----
Joseph Billotti, M.D.              12/95      3 yrs.    53    Chairman of Board
                                                              & President

Stanley Bloom, M.D.                12/95      1 yr.*    62    Director

William F. Brennan, D.O.           12/95      3 yrs.    53    Director

Lee Hindin, M.D.                   12/95      1 yr.*    50    Director

Alexander Horowitz, M.D.           12/95      2 yrs.    58    Director

Louis Keeler, M.D.                 12/95      1 yr.*    68    Director

Linda Korman, M.D.                 12/95      1 yr.*    49    Director

Mark Levy, M.D.                    12/95      1 yr.*    63    Director

Martin S. Levine, D.O.             12/95      1 yr.*    46    Director

Nancy L. Mueller, M.D.             12/95      2 yrs.*   51    Director

Mark T. Olesnicky, M.D.            12/95      2 yrs.*   58    Director

Emmons G. Paine, M.D.              12/95      3 yrs.    71    Director

Fred M. Palace, M.D.               12/95      2 yrs.*   65    Director

Barry Prystowsky, M.D.             12/95      2 yrs.*   46    Director

R.C. Reutter, Jr., D.O.            12/95      2 yrs.*   61    Director

David L. Sirota, D.O.              12/95      2 yrs.*   61    Director

Bessie Sullivan, M.D.              12/95      3 yrs.    59    Treasurer and
                                                              Director

Vincent Vivona, D.O., J.D.         12/95      2 yrs.*   51    Director

* Will serve until successor is elected and qualified. The Company did not hold an annual meeting in 1997, 1998,1999 or 2000.

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

BESSIE SULLIVAN, M.D., has conducted a private medical practice in Rheumatology, Allergy and Immunology in Central New Jersey since 1974. She is a Diplomate of the American Boards of Internal Medicine, Rheumatology, and Allergy and Immunology. Dr. Sullivan is a Clinical Associate Professor of Medicine at the University of Medicine and Dentistry of New Jersey. She is also a founding Fellow of the American Rheumatology Association. She served as Vice President of the New Jersey Chapter of the Arthritis Foundation, was a member of its Executive Committee, and continues to serve on its Board of Governors and its Medical and Scientific Committee, and she has served as Chairperson of several of the Chapter's other committees. Dr. Sullivan served as President of the Medical Staff at Muhlenberg Regional Medical Center from 1992-1993, has served as Chairperson of Muhlenberg's Medical Records Committee, and as a member of its Executive Committee and the Planning Committee of its Board of Trustees. She was the Chairperson of the Legislative Council of the New Jersey Medical Society and is currently a member of its House of Delegates, Consultant to the Board of Trustees, and the Board's Strategic Planning Committee. From 1990-1991, she served as President of the Union County Medical Society. Dr. Sullivan is a member of the Board of Directors of The MIIX Group, Incorporated.

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

FRED M. PALACE, M.D., is an Attending Radiologist at Morristown Memorial Hospital, Morristown, New Jersey. He is Board Certified by the National Board of Medical Examiners, the American Board of Radiology and the American Board of Nuclear Medicine. He is a Fellow of the American College of Radiology and the American College of Nuclear Physicians. Dr. Palace is a former President of the Radiology Society of New Jersey. He is a past-President of the Medical Society of New Jersey. He is also a member of the Board of Directors of The MIIX Group, Incorporated.

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

Notwithstanding these arrangements with Pace, the Company's operations were managed by MGM from January - June 1997 and by Horizon from July - December 1997 pursuant to management agreements. Horizon purchased the Company's operations on December 19, 1997. Pace and Horizon continues to provide certain administrative and corporate services to the Company.

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

                          PHYSICIAN HEALTHCARE PLAN OF NEW JERSEY, INC.




                             ----------------------------------------
                             BY:   /s/JOSEPH BILLOTTI, MD       DATE
                                      Joseph Billotti, M.D.
                                      Chairman and President


-----------------------------------
/s/RUSS MOHAWK                 DATE
Russ Mohawk
Senior Consultant of The Pace Group, Inc.
Acting in the capacity of Principal Accounting Officer
and Principal Financial Officer of the Registrant)

DATED:  June 20, 2001




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

/s/JOSEPH BILLOTTI, M.D.          Chairman of the Board and
Joseph Billotti, M.D.             President

/s/BESSIE SULLIVAN, M.D.          Treasurer and Director
Bessie Sullivan, M.D.

/s/STANLEY BLOOM, M.D.            Director
Stanley Bloom, M.D.

/s/WILLIAM F. BRENNAN, D.O.       Director
William F. Brennan, D.O.

/s/LEE HINDIN, M.D.               Director
Lee Hindin, M.D.
SIGNATURE                         TITLE                         DATE

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

/s/THOMAS R.C. REUTTER, JR., D.O. Director
Thomas R.C. Reutter, Jr., D.O.

/s/DAVID L. SIROTA, D.O.          Director
David L. Sirota, D.O.

/s/VINCENT J. VIVONA, D.O., J.D.  Director
Vincent J. Vivona, D.O., J.D.

                  Physician Healthcare Plan of New Jersey, Inc.

                              Financial Statements

                                December 31, 2000


                                    CONTENTS


Report of Independent Auditors....................................................F-2
Statements of Net Assets in Liquidation...........................................F-3
Statements of Changes in Net Assets in Liquidation................................F-4
Notes to Financial Statements.....................................................F-5

                         Report of Independent Auditors


The Board of Directors
Physician Healthcare Plan of New Jersey, Inc.

We have audited the accompanying statements of net assets in liquidation of Physician Healthcare Plan of New Jersey, Inc. as of December 31, 2000 and 1999, and the related statements of changes in net assets in liquidation for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets in liquidation of Physician Healthcare Plan of New Jersey, Inc. as of December 31, 2000 and 1999, and the changes in net assets in liquidation for the years then ended, in conformity with accounting principles generally accepted in the United States.




June 20, 2001
New York, New York


                                                        Ernst & Young LLP

                  Physician Healthcare Plan of New Jersey, Inc.

                     Statements of Net Assets in Liquidation
                                 (In thousands)


                                                                DECEMBER 31
                                                            2000            1999
                                                       ------------------------------
        ASSETS
        Cash and cash equivalents                       $    521        $    344
        Investments, at fair
        value                                              4,075           4,299
        Accrued investment income                             58              72
                                                       ------------------------------
        Total assets                                       4,654           4,715

        LIABILITIES
        Accounts payable and accrued liabilities             167             200
        Due to management company                              9              14
        Cash Overdraft Liability                             122             126
                                                       ------------------------------
        Net assets in liquidation                       $  4,356        $  4,375
                                                       ==============================


See accompanying notes.

                  Physician Healthcare Plan of New Jersey, Inc.

               Statements of Changes in Net Assets in Liquidation
               (In thousands, except per share and share amounts)


                                                                          YEARS ENDED DECEMBER 31
                                                                           2000              1999
                                                                    -------------------------------
        Net assets in liquidation, beginning of year                    $ 4,375           $ 5,022

        Interest and investment income                                      243               286
        Realized losses on sale of investments                              (24)               (6)
        Net change in unrealized gains (losses) on investments               85              (103)
        State Insurance Department assessment                               (26)             (211)
        General and administrative expenses                                (297)             (613)
                                                                    -------------------------------
        Net loss for the period                                             (19)             (647)
                                                                    -------------------------------

        Net assets in liquidation, end of year                          $ 4,356           $ 4,375
                                                                    ===============================

        Net loss per common share                                       $    (4)          $  (140)
                                                                    ===============================

        Weighted average number of shares                                 4,629             4,629
                                                                    ===============================


See accompanying notes.

                  PHYSICIAN HEALTCARE PLAN OF NEW JERSEY, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2000

1. ORGANIZATION AND RELATED MATTERS

Physician Healthcare Plan of New Jersey, Inc. (the "Company", or "PHPNJ"), a New Jersey corporation, was formed January 10, 1994, under the sponsorship of private practicing physicians for the purpose of developing a statewide, physician-owned Health Maintenance Organization ("HMO"). The Company's Certificate of Authority ("COA") to operate as an HMO throughout New Jersey was approved in 1996. The Board of Directors, comprised solely of shareholders, oversees the activities of the Company.

On December 19, 1997, the Company consummated the transfer and assignment of certain provider and subscriber contracts constituting its HMO, POS and PPO operations (the "Transaction") to Horizon Healthcare of New Jersey, Inc. ("Horizon"), the health maintenance organization affiliated with Horizon Blue Cross Blue Shield of New Jersey, Inc. The Company received a cash payment of $1,839,300 as consideration for the transfer and assignment.

Although the Company sold its operations to Horizon, the Company remained responsible for the payment of claims incurred prior to the December 19, 1997 date of the closing of the transaction with Horizon. However, in accordance with the Transaction Agreement, claims incurred prior to December 19, 1997, but first reported to the Company after December 19, 1998, are the responsibility of Horizon. In early 2000, Horizon notified the Company that it believes the Company is responsible for approximately $30,000 of claims because they were incurred prior to December 19, 1997. The Company believes it has no responsibility for these claims because they were reported to the Company after December 19, 1998 and that they are Horizon's responsibility pursuant to the agreements entered into in connection with the transaction. No further communications have taken place with Horizon regarding this matter since early 2000. During 1999 and 2000 the Company had ongoing discussions with the New Jersey insurance regulators to reach agreement on the most expeditious way to surrender the COA. The New Jersey Department of Banking and Insurance required a Custody Agreement in the amount of $350,000 be established for the benefit of any future liabilities as a condition of surrender of the COA. Subsequent to December 31, 2000 the Company established the Custody Agreement and on March 7, 2001 the New Jersey insurance regulators approved the surrender of the COA. It is expected that sometime during 2001 the Company will be dissolved, and after approval by the stockholders, any assets remaining after satisfaction of the Company's liabilities will be distributed to stockholders. Amounts distributed in respect of each outstanding share of the Company's common stock are expected to be substantially lower than the purchase price paid for such shares. However, the Company is unable to estimate the amount, if any , that would be available for distribution. Dissolution would require additional stockholder action.

2. SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

As a result of the sale of its operations to Horizon on December 19, 1997, the Company implemented a liquidation basis of accounting effective December 31, 1997. The statements of net assets in liquidation at December 31, 2000 and

1999 do not distinguish between current and long-term balances as would be reflected if such statements had been prepared on a going-concern basis.

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

Realized gains and losses on sales of investment securities, determined on the specific identification basis, are included in the statements of changes in net assets in liquidation.

INCOME TAXES

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 prescribes an asset and liability method for accounting for deferred taxes, the objective of which is to recognize an asset or liability for the expected future tax effects due to temporary differences between financial reporting and tax basis of assets and liabilities, based on enacted tax rates and other provisions of the tax law. The principal item giving rise to such differences are net operating loss carryforwards. Under SFAS No. 109, deferred tax assets are recognized unless it is more likely than not that some portion of the deferred tax assets may not be realized. At December 31, 2000 and 1999, no deferred tax assets have been recognized. Further, for the years ended December 31, 2000 and 1999 or any prior period, no tax benefit has ever been recognized. At December 31, 2000, the total amount of net operating losses carried forward and available to offset future income subject to federal income taxes was approximately $18.5 million.

NET INCOME (LOSS) PER COMMON SHARE

Net income (loss) per common share is based upon the weighted average number of shares outstanding during the year, in accordance with SFAS No. 128.

RECLASSIFICATION

Certain 1999 balances have been reclassified to conform to the 2000 presentation.

3. MANAGEMENT AGREEMENTS

Pursuant to a Management Services Agreement dated December 19, 1997, and amended on July 16, 1999, the Company has engaged Horizon as its management company to provide a substantial portion of the Company's management and administrative services. The Company pays Horizon an hourly fee of $75 for services rendered to PHPNJ. The agreement can be terminated by either PHPNJ or Horizon, with or without cause, provided that the terminating party has furnished not less than thirty (30) days' prior written notice of such termination to the other party. During 2000 and 1999, the Company incurred fees of $29,275 and $149,363, respectively, related to this arrangement.

The Company also has an agreement with The Pace Group, Inc. ("Pace") to provide management services and certain corporate financial and reporting assistance not otherwise provided by Horizon, such as assistance in making required filings with state insurance regulators and with the Securities and Exchange Commission. Pace has provided the Company with an "Acting CEO" and "Acting CFO" since its sale to Horizon.

4. COMMITMENTS AND CONTINGENCIES

The Company was a defendant in an action entitled Benjamin Levine, M.D. v. Physician Healthcare Plan of New Jersey, docket number DC-2841-98, filed in Superior Court of New Jersey Law Division, Special Civil Part, Mercer County. The Plaintiff sought to recover $10,000 together with interest and litigation costs from the Defendants for redemption of stock. On August 14, 1998, the Court issued a summary judgement to dismiss the action. In November 1998, the Plaintiff filed an appeal. The court held a hearing on April 4, 2000 and issued a decision on May 15, 2000 denying Dr. Levine's appeal. On May 18, 2000 Dr. Levine submitted a Motion for Reconsideration. On May 24, 2000 the Company filed an Order denying the Notice of Motion filed by Dr. Levine. On June 2, 2000 the Court rejected Dr. Levine's Motion for Reconsideration. On June 6, 2000 Dr. Levine filed a Notice of Petition for Certification to the New Jersey Supreme Court and subsequently on July 14, 2000 submitted a brief requesting a hearing. The Company filed a brief in opposition to Dr. Levine's request that the New Jersey Supreme Court hear the appeal. Although not entitled to a reply under the current procedure, on July 29, 2000 Dr. Levine submitted a letter brief in response to the Company's brief in opposition. The Supreme Court denied Dr. Levine's Petition for Certification on September 26, 2000.

As of December 31, 2000, the Company's investments included restricted assets of approximately $316,000, on deposit with the State of New Jersey for solvency protection.

In 2000 and 1999 the Company was assessed and paid $26,224 and $211,421, respectively for the Company's portion of a New Jersey State assessment on HMO's. These amounts assessed by the New Jersey Individual Health Coverage Program are subject to adjustment in the future. The Company is currently unable to estimate adjustments to the assessments or future assessments, if any, that may become due to the Company.

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

The Company is required to file its Annual Statement prepared in accordance with accounting practices prescribed or permitted by the New Jersey State Insurance Department (statutory basis). Such accounting practices vary in certain respects from GAAP.

The following is a reconciliation of the 2000 and 1999 net loss and December 31, 2000 and 1999 capital and surplus of the Company as determined in accordance with statutory accounting practices to net income and net assets in liquidation reported in accordance with GAAP:

                                                                       2000                        1999
                                                                   -------------------------------------
                                                                               (In thousands)
Statutory basis net loss, as reported                               $  (104)                    $  (544)
Net change in unrealized gains (losses) on
investments                                                              85                        (103)
                                                                   -------------------------------------
Net loss for the period--GAAP                                       $   (19)                    $  (647)
                                                                   =====================================

Statutory basis capital and surplus--as reported                    $ 4,306                     $ 4,410
Net unrealized gains (losses) on investments                             50                         (35)
                                                                   -------------------------------------
Net assets in liquidation--GAAP                                     $ 4,356                     $ 4,375
                                                                   =====================================

New Jersey State law provides that dividends or other distributions may be paid only from retained earnings and to the extent statutory capital and surplus is in excess of the minimum net worth requirement of $1,000,000. The Company is unable to pay any dividends or make any other distributions of its capital and surplus without the permission of the New Jersey Department of Banking and Insurance.

6. EMPLOYMENT COSTS

The Company currently has no employees. All persons providing services on behalf of the Company during 2000 and 1999 were employees of Horizon. In addition, Pace continues to provide certain management services and certain corporate, financial and reporting assistance not otherwise provided by Horizon, as previously described. The costs of the Horizon and Pace services are included in general and administrative expenses on the statement of changes in net assets in liquidation.

7. INVESTMENTS

DEBT SECURITIES

The following summarizes the amortized cost and the estimated fair value of the Company's investments in debt securities as of December 31, 2000 and 1999. The estimated fair values for the Company's investments in debt securities are based on quoted market prices.


                                                                            GROSS
                                                    AMORTIZED             UNREALIZED            ESTIMATED
                                                                    ----------------------
                                                      COST           GAINS          LOSSES      FAIR VALUE
                                                 ------------------------------------------------------------
                                                                       (In thousands)
2000
U.S. Treasury and other governmental units          $3,727          $   47          $    -          $3,774
Corporate                                              298               3               -             301
                                                 ============================================================
Total Debt Securities                               $4,025          $   50          $    -          $4,075

1999
U.S. Treasury and other governmental units          $4,334          $    -          $   35          $4,299

The following summarizes the amortized cost and estimated fair value of the Company's investments in debt securities by contractual maturity as of December 31, 2000:

                                              AMORTIZED    ESTIMATED
                                                COST      FAIR VALUE
                                            ---------------------------
                                                  (In thousands)
Maturity
Within one year                               $   316      $   317
After one year through five
years                                           3,709        3,758
                                            ---------------------------
Total investments                             $ 4,025      $ 4,075
                                            ===========================

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