Form 10QSB
period 2001-03-31
PHYSICIAN HEALTHCARE PLAN OF NEW JERSEY INC
filed 2001-07-23
CIK 948547

                     U.S. Securities and Exchange Commission
                              Washington, DC 20549
                                   Form 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001.

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


c/o The Pace Group, Inc., 202 Courtney Lane, McKinney, Texas 75071 formerly 2828 No. Haskell, Building 5, 6th Floor, Dallas, Texas 75204
       (Address of principal executive offices)                   (zip code)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 31, 2001 there were 4,629 shares of Common Stock outstanding.


Transitional Small Business Disclosure Format (Check one):  Yes         No X
                                                                ----      ----

                              Index to Form 10-QSB


                                                                            PAGE
Part I - Financial Information


      Item 1.     Financial Statements

            Statements of Net Assets in Liquidation as of
            March 31, 2001 and December 31, 2000                               3

            Statements of Changes in Net Assets in Liquidation
            For the Three Months Ended March 31, 2001 and 2000                 4


            Notes to Financial Statements                                      5


      Item 2.     Management's Plan of Operations                              6


Part II - Other Information                                                    8

      Item 1.     [Omitted]                                                    8

      Item 2.     [Omitted]                                                    8

      Item 3.     [Omitted]                                                    8

      Item 4.     [Omitted]                                                    8
      Item 5.     [Omitted]                                                    8

      Item 6.     Exhibits and Reports on Form 8-K                            10

Part I - Financial Information

Item 1.     Financial Statements

                  PHYSICIAN HEALTHCARE PLAN OF NEW JERSEY, INC.
                     STATEMENTS OF NET ASSETS IN LIQUIDATION


                                                  March 31,        December 31
                                                    2001              2000
                                                (unaudited)
                                                -----------        -----------
ASSETS

      Cash                                         $490,132          $521,792
      Investments                                 4,009,429         4,074,654
      Other                                          87,121            58,107
                                                  ---------         ---------
      Total Assets                               $4,586,682        $4,654,553

LIABILITIES

      Accounts Payable                             $121,518          $166,778
      Due to Management Company                       8,400             9,492
      Cash Overdraft Liabilities                    124,740           122,402
                                                  ---------         ---------
                Net Assets in Liquidation        $4,332,024        $4,355,881
                                                  =========         =========


                             See accompanying notes.

                  PHYSICIAN HEALTHCARE PLAN OF NEW JERSEY, INC.
               STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION


                                                              For The Three Months Ended

                                                            March 31,2001   March 31,2000
                                                            -------------   -------------
Net Assets in Liquidation at Beginning of Period:             $4,355,881     $4,374,612

Investment Income                                                 67,734         47,091
Realized Gains on Sale of Investments                              5,339            -
Net Change in Unrealized Gains (Losses) on Investments            33,178         (6,035)
General and Administrative Expenses                              (33,140)       (38,785)
                                                              -----------     ----------
Net Income for the Period                                         73,111          2,271
                                                              ===========     ==========

Net Assets in Liquidation at End of Period:                   $4,428,992     $4,376,883
                                                              ==========     ===========

            Net Income per Common Share                              $16            $.5
                                                              ==========     ===========

            Weighted Average Number of Shares                      4,629          4,629
                                                              ==========     ===========

                             See accompanying notes.

                  PHYSICIAN HEALTHCARE PLAN OF NEW JERSEY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (UNAUDITED)

1. UNAUDITED FINANCIAL STATEMENTS

The financial information as of March 31, 2001 and three month periods ended March 31, 2001 and March 31, 2000 included herein is unaudited. Such information includes all adjustments, consisting of a normal and recurring nature, which in the opinion of management, are necessary for a fair presentation of the Company's Statements of Net Assets in Liquidation and Statements of Changes in Net Assets in Liquidation in accordance with accounting principles generally accepted in the United States. Such information should be read in conjunction with Management's Plan of Operations included herein and the Notes to Financial Statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000. The interim results are not necessarily indicative of the results for the full fiscal year.

2. LIQUIDATION BASIS OF ACCOUNTING

As a result of the sale of its operations to Horizon Healthcare of New Jersey, Inc. ("Horizon") on December 19, 1997, the Company changed from a going-concern basis of accounting to a liquidation basis of accounting effective December 31, 1997.

The Statements of Net Assets in Liquidation at December 31, 2000 and March 31, 2001 do not distinguish between current and long-term balances as would be reflected if such statements had been prepared on a going-concern basis.

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

Although the Company has sold its operations to Horizon, the Company remained responsible for the payment of claims incurred prior to the December 19, 1997 date of the closing of the Transaction with Horizon. The Company's liability for claims payments after December 19, 1998, the first anniversary of the Transaction, is limited to claims asserted by a claimant for services prior to December 19, 1997 and previously acknowledged or otherwise known to the Company. Any other claims liability was assumed by the Purchaser effective December 19, 1998. In early 1999, the Company completed payment of claims incurred prior to December 19, 1997. In early 2000, Horizon notified the Company that it believes the Company is responsible for approximately $30,000 of claims because they were incurred prior to December 19, 1997. The Company believes it has no responsibility for these claims because they were reported to the Company after December 19, 1998 and that they are Horizon's responsibility pursuant to the agreements entered into in connection with the transaction. No further communications have taken place with Horizon regarding this mater since early 2000. Beginning in December 1998, the Company initiated the process of seeking approval from state regulators to surrender its Certificate of Authority

("COA"). In May 2000, after discussions between the Company and its regulators, the New Jersey Department of Banking and Insurance (the "Department") required among other things, a Custody Agreement in the amount of $350,000 be established for the payment of future liabilities, if any, as a condition of surrender of the COA. The Company's Board of Directors approved the Custody Agreement on November 15, 2000, along with a Plan of Dissolution subject to the Department's approval of the surrender of the COA. The Custody Agreement was established on February 26, 2001 and on and on March 7, 2001 the New Jersey insurance regulators approved the surrender of the COA. The Company intends to proceed with dissolution. Following dissolution, any assets remaining after satisfaction of the Company's liabilities will be distributed to the stockholders. Amounts distributed in respect of each outstanding share of the Company's common stock are expected to be substantially lower than the purchase price paid for such shares. However, the Company is unable to estimate the amount, if any, that would be available for distribution. Dissolution requires additional stockholder action.

4. MANAGEMENT AGREEMENT

Pursuant to a Management Services Agreement dated December 19, 1997, and amended on July 16, 1999, the Company has engaged Horizon as its management company to provide a substantial portion of the Company's management and administrative services. The Company pays Horizon an hourly fee of $75 for services rendered to the Company. The agreement can be terminated by either the Company or Horizon, with or without cause, provided that the terminating party has furnished not less than thirty (30) days prior written notice of such termination to the other party. For the three months ended March 31, 2001 and 2000 the Company incurred approximately $8,400 and $16,900 respectively related to this arrangement.

In addition, effective August 1, 1997, the Company engaged The Pace Group, Inc. ("Pace") to provide certain management transition services and certain corporate financial and reporting assistance not otherwise provided by the Purchaser, such as assistance in making regulatory filings with state insurance regulators and with the Security and Exchange Commission.

5. COMMITMENTS AND CONTINGENCIES

As of March 31,2001 the Company's investments include restricted assets of $350,000 on deposit with the State of New Jersey for Custody Agreement related to the Company's surrender of its COA.

ITEM 2.

MANAGEMENT'S PLAN OF OPERATIONS

The following discussion should be read in conjunction with the Financial Statements and the Notes thereto provided herein.

The Company sold its operations to the Horizon Healthcare of New Jersey, Inc. ("Horizon" or the "Purchaser") on December 19, 1997, following the December 9, 1997 shareholder meeting at which the sale was approved, and has continued efforts year to date to wind down operations. As a result, effective December 31, 1997, the Company changed its basis of accounting from a going-concern basis to a liquidation basis. During the three months ended March 31, 2001, management activities have been limited to continuing the Company's payment of existing liabilities, stewardship of remaining assets, and maintaining compliance as appropriate in reporting to applicable regulatory agencies.

Although the Company has sold its operations to Horizon, the Company remained responsible for the payment of claims incurred prior to the December 19, 1997 date of the closing of the transaction with Horizon. The Company's liability for claims payments after December 19, 1998, the first anniversary of the Transaction, is limited to claims asserted by a claimant for services prior to December 19, 1997 and previously acknowledged or otherwise known to the Company. Any other claims liability will be assumed by the Purchaser effective December 19, 1998. As of December 31, 1999, that liability had been paid out. Any claims for services provided after December 19, 1997 or any claims for services provided prior to December 19, 1997, but first discovered after December 19, 1998, are the responsibility of Horizon. In early 2000 Horizon notified the Company that it believes the Company is responsible for approximately $30,000 of claims because they were incurred prior to December 19, 1997. The Company believes it has no responsibility for these claims because they were reported to the Company after December 19, 1998 and that they are Horizon's responsibility. During 1999 and 2000 the Company had ongoing discussions with the New Jersey insurance regulators to reach agreement on the most expeditious way to surrender the COA. The New Jersey Department of Banking and Insurance required a Custody Agreement in the amount of $350,000 be established for the payment of any future liabilities as a condition of surrender of the COA. The Company established the Custody Agreement on February 26, 2001 and on March 7, 2001 the New Jersey insurance regulators approved the surrender of the COA. The Company intends to proceed with dissolution. Following dissolution any assets remaining after satisfaction of the Company's liabilities will be distributed to the stockholders. Amounts distributed in respect of each outstanding share of the Company's common stock are expected to be substantially lower than the purchase price paid for such shares. However, the Company is unable to estimate the amount, if any, that would be available for distribution. Dissolution requires additional stockholder action.

Changes in Net Assets

The increase in net assets in liquidation for the three months ended March 31, 2001 was $73,111 as compared to a increase of $2,271 for the three month period ended March 31, 2000. The $73,111 increase in net assets for the three month period ended March 31, 2001 primarily represents total return on investments income of approximately $106,000 offset by general and administrative expenses of approximately $33,000. While professional fees associated with this wind-down have decreased over the last few quarters it is expected these will increase during the dissolution process.

For the three months ended March 31, 2001, the Company incurred general and administrative costs of approximately $33,000 as compared to approximately $38,000 for the three months ended March 31, 2000. In 2001 and 2000, such costs and expenses related to the limited management activities of the Company including, but not limited to, costs and expenses incurred related to management, legal, and accounting. While professional fees associated with this wind-down have decreased over the last few quarters it is expected these will increase during the dissolution process. See Note 4 of the Notes to Financial Statements for March 31, 2001 for a description of the Management Service Agreements.

Financial Condition

As of March 31, 2001 the Company had approximately $4.5 million in cash and cash equivalents and investments in U.S. Treasury obligations compared to approximately, $4.6 million as of December 31, 2000. Management believes sufficient liquid funds are available to satisfy any remaining liabilities likely to occur in the near future (including, without limitation, costs and expenses related to the anticipated administration of liquidation such as management fees, legal fees, insurance, accounting fees, printing expenses, and shareholder communication expenses).

As of March 31, 2001 the company reported approximately $130,000 in accounts payable related to various service providers.

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

                            DATED: /July 20, 2001

INDEX TO EXHIBITS

EXHIBIT NO.      EXHIBIT

      3.1 Amended and restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form SB-2)

      3.2 Amended and restated By-Laws (incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form SB-2)

      4.1 Secondary Offering Prospectus, as approved by the Securities Exchange Commission on November 9, 1995, detailing rights of security holders (incorporated by reference to the Registrant's Registration Statement on Form SB-2)

     10.1 Assignment and Assumption of Lease Agreement dated February 11, 1997 (incorporated by reference to Exhibit 10.8 in the Registrant's Registration Statement Form SB-2)

     10.2 Agreement between the Registrant and Medigroup of New Jersey, Inc. dated as of June 26, 1997 (incorporated by reference to Exhibit 10.9 to the Registrant's Form 10-QSB for quarter ended September 30, 1997)

     10.3 Management Services Agreement between the Registrant and Medigroup of New Jersey, Inc. dated as of June 26, 1997 (incorporated by reference to Exhibit 10.9 to the Registrant's Form 10-QSB for quarter ended June 30, 1997)

     10.4 Termination and Release Agreement by and between Medical Group Management, Inc. and Physician Healthcare Plan of New Jersey, Inc., dated as of July 31, 1997 (incorporated by reference to Exhibit 10.11 to the Registrant's Form 10-QSB for quarter ended September 30, 1997)

     10.5 Letter Agreement between Medigroup of New Jersey, Inc. and Physician Healthcare Plan of New Jersey., dated as of August 26, 1977, relating to the sale of certain fixed assets (incorporated by reference to Exhibit 10.12 to the Registrant's Form 10-QSB for quarter ended September 30, 1997)

     10.6 Services Agreement between The Pace Group, Inc. and Physician Healthcare Plan of New Jersey, Inc., dated as of August 1, 1997 (incorporated by reference to Exhibit 10.13 to the Registrant's Form 10-QSB for quarter ended September 30, 1997)

     10.7 Agreement between Medigroup of New Jersey, Inc. and Physician Healthcare Plan of New Jersey, Inc., dated July 25, 1997, relating to the use of certain computer equipment (incorporated by reference to Exhibit 10.14 to the Registrant's Form 10-QSB for quarter ended September 30, 1997)

     10.8 Management Services Agreement dated as of December 19, 1997 between Physician Healthcare Plan of New Jersey, Inc. and Medigroup of New Jersey, Inc. (incorporated by reference to
                 Exhibit 99.3 to the Registrant's Form 8-K filed December 29,
                 1997)