Form 10QSB
period 2001-06-30
PHYSICIAN HEALTHCARE PLAN OF NEW JERSEY INC
filed 2001-08-15
CIK 948547

                     U.S. Securities and Exchange Commission
                              Washington, DC 20549
                                   Form 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended June 30, 2001.

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 30, 2001 there were 4,629 shares of Common Stock outstanding.


Transitional Small Business Disclosure Format (Check one):  Yes  [_]  No [X]

                              Index to Form 10-QSB


                                                                                PAGE
                                                                                ----
Part I - Financial Information


      Item 1.     Financial Statements

            Statements of Net Assets in Liquidation as of
            June 30, 2001 and December 31, 2000                                   3

            Statements of Changes in Net Assets in Liquidation For the Six
            Months Ended June 30, 2001 and 2000 (unaudited)                       4

            Statements of Changes in Net Assets in Liquidation For the Three
            Months Ended June 30, 2001 and 2000 (unaudited)                       5


            Notes to (unaudited) Financial Statements                             6


      Item 2.     Management's Plan of Operations                                 7


Part II - Other Information                                                       9

      Item 1.     [Omitted]                                                       9

      Item 2.     [Omitted]                                                       9

      Item 3.     [Omitted]                                                       9

      Item 4.     [Omitted]                                                       9
      Item 5.     [Omitted]                                                       9

      Item 6.     Exhibits and Reports on Form 8-K                               11

Part I - Financial Information

Item 1.     Financial Statements

                  PHYSICIAN HEALTHCARE PLAN OF NEW JERSEY, INC.
                     STATEMENTS OF NET ASSETS IN LIQUIDATION


                                                        June,30         December 31
                                                         2001              2000
                                                      (unaudited)
                                                      ----------        ----------
ASSETS

      Cash                                            $  473,068        $  521,792
      Investments                                      4,076,300         4,074,654
      Accrued Investment Income                           59,872            58,107
                                                      ----------        ----------
      Total Assets                                    $4,609,240        $4,654,553

LIABILITIES

      Accounts Payable and Accrued Liabilities        $   32,025        $  166,778
      Due to Management Company                            7,525             9,492
      Cash Overdraft Liability                           117,532           122,402
                                                      ----------        ----------
                Net Assets in Liquidation             $4,452,158        $4,355,881
                                                      ==========        ==========


                             See accompanying notes.

                  PHYSICIAN HEALTHCARE PLAN OF NEW JERSEY, INC.
               STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION
                                   (UNAUDITED)


                                                             For The Six Months Ended

                                                         June 30,2001       June 30,2000
                                                         ------------       ------------

Net Assets in Liquidation at Beginning of Period:        $ 4,355,881         $ 4,374,612

Investment Income                                            136,920             106,103
Realized Gains on Sale of Investments                         17,436                --
Net Change in Unrealized Gains on Investments                  2,126              15,468
General and Administrative Expenses                          (60,205)            (67,473)
                                                         -----------         -----------
Net Income for the Period                                     96,277              54,098
                                                         ===========         ===========

Net Assets in Liquidation at End of Period:              $ 4,452,158         $ 4,428,710
                                                         ===========         ===========


            Net Income per Common Share                  $        21         $        12
                                                         ===========         ===========

            Weighted Average Number of Shares                  4,629               4,629
                                                         ===========         ===========


                             See accompanying notes.

                  PHYSICIAN HEALTHCARE PLAN OF NEW JERSEY, INC.
               STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION
                                   (UNAUDITED)


                                                              For The Three Months Ended

                                                             June 30,2001         June 30,2000
                                                             ------------         ------------
Net Assets in Liquidation at Beginning of Period:             $ 4,428,992         $ 4,376,883

Investment Income                                                  69,186              59,012
Realized Gains on Sale of Investments                              12,097                --
Net Change in Unrealized Gains (Losses) on Investments            (31,052)             21,503
General and Administrative Expenses                               (27,065)            (28,688)
                                                              -----------         -----------
Net Income for the Period                                          23,166              51,827
                                                              ===========         ===========

Net Assets in Liquidation at End of Period:                   $ 4,452,158         $ 4,428,710
                                                              ===========         ===========


            Net Income per Common Share                       $         5         $        11
                                                              ===========         ===========

            Weighted Average Number of Shares                       4,629               4,629
                                                              ===========         ===========


                             See accompanying notes.

                  PHYSICIAN HEALTHCARE PLAN OF NEW JERSEY, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (UNAUDITED)

1
 . UNAUDITED FINANCIAL STATEMENTS

The financial information as of June 30, 2001 and for the six month and three month periods ended June 30, 2001 and June 30, 2000 included herein is unaudited. Such information includes all adjustments, consisting of a normal and recurring nature, which in the opinion of management, are necessary for a fair presentation of the Company's Statements of Net Assets in Liquidation and Statements of Changes in Net Assets in Liquidation in accordance with accounting principles generally accepted in the United States. Such information should be read in conjunction with Management's Plan of Operations included herein and the Notes to Financial Statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000. The interim results are not necessarily indicative of the results for the full fiscal year.

2. LIQUIDATION BASIS OF ACCOUNTING

As a result of the sale of its operations to Horizon Healthcare of New Jersey, Inc. ("Horizon") on December 19, 1997, the Company changed from a going-concern basis of accounting to a liquidation basis of accounting effective December 31, 1997.

The Statements of Net Assets in Liquidation at December 31, 2000 and June 30, 2001 do not distinguish between current and long-term balances as would be reflected if such statements had been prepared on a going-concern basis.

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

4. MANAGEMENT AGREEMENT

Pursuant to a Management Services Agreement dated December 19, 1997, and amended on July 16, 1999, the Company has engaged Horizon as its management company to provide a substantial portion of the Company's management and administrative services. The Company pays Horizon an hourly fee of $75 for services rendered to the Company. The agreement can be terminated by either the Company or Horizon, with or without cause, provided that the terminating party has furnished not less than thirty (30) days prior written notice of such termination to the other party. For the six months ended June 30, 2001 and 2000 the Company incurred approximately $15,975 and $24,438 respectively related to this arrangement.

In addition, effective August 1, 1997, the Company engaged The Pace Group, Inc. ("Pace") to provide certain management transition services and certain corporate financial and reporting assistance not otherwise provided by the Purchaser, such as assistance in making regulatory filings with state insurance regulators and with the Security and Exchange Commission.

5. COMMITMENTS AND CONTINGENCIES

As of June 30, 2001 the Company's investments include restricted assets of $350,000 on deposit with the State of New Jersey for Custody Agreement related to the Company's surrender of its COA.

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

Changes in Net Assets

The increase in net assets in liquidation for the six months ended June 30, 2001 was $96,277 as compared to an increase of $54,098 for the six month period ended June 30, 2000. The $96,277 increase in net assets for the six month period ended June 30, 2001 primarily represents total return on investments income of approximately $156,000 offset by general and administrative expenses of approximately $60,000.

For the six months ended June 30, 2001, the Company incurred general and administrative costs of approximately $60,000 as compared to approximately $67,000 for the six months ended June 30, 2000. In 2001 and 2000, such costs and expenses related to the limited management activities of the Company including, but not limited to, costs and expenses incurred related to management, legal, and accounting. While costs associated with the Company's wind-down have decreased, it is expected these costs will increase during the dissolution process. See Note 4 of the Notes to Financial Statements for June 30, 2001 for a description of the Management Service Agreements.

Financial Condition

As of June 30, 2001 the Company had approximately $4.5 million in cash and cash equivalents and investments in U.S. Treasury obligations compared to approximately, $4.6 million as of December 31, 2000. Management believes sufficient liquid funds are available to satisfy any remaining liabilities likely to occur in the near future (including, without limitation, costs and expenses related to the anticipated administration of liquidation such as management fees, legal fees, insurance, accounting fees, printing expenses, and shareholder communication expenses).

As of June 30, 2001 the Company reported approximately $40,000 in accounts payable and accrued liabilities related to various service providers.

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

                  PHYSICIAN HEALTHCARE PLAN OF NEW JERSEY, INC.

                  BY:  /S/    JOSEPH BILLOTTI, M.D.
                       ----------------------------
                        Joseph Billotti, M.D.
                                Chairman



  /S/ Russell F.Mohawk
---------------------------
Russell F. Mohawk
      Senior Consultant of The Pace Group, Inc.
      (Acting in the capacity of Principal Accounting Officer and Principal Financial Officer of the Registrant)

                             DATED: /August 14, 2001

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