Form 10QSB
period 2001-09-30
PHYSICIAN HEALTHCARE PLAN OF NEW JERSEY INC
filed 2001-11-15
CIK 948547

                     U.S. Securities and Exchange Commission
                              Washington, DC 20549
                                   Form 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2001.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 30, 2001 there were 4,629 shares of Common Stock outstanding.


Transitional Small Business Disclosure Format (Check one):  Yes  [_]  No [X]

                              Index to Form 10-QSB

Part I - Financial Information


      Item 1.     Financial Statements

            Statements of Net Assets in Liquidation as of
            September 30, 2001 (unaudited) and December 31, 2000               3

            Statements of Changes in Net Assets in Liquidation For the Nine
            Months Ended September 30, 2001 and 2000 (unaudited)               4

            Statements of Changes in Net Assets in Liquidation For the Three
            Months Ended September 30, 2001 and 2000 (unaudited)               5


            Notes to (unaudited) Financial Statements                          6


      Item 2.     Management's Plan of Operations                              7


Part II - Other Information                                                    9

      Item 1.     [Omitted]                                                    9

      Item 2.     [Omitted]                                                    9

      Item 3.     [Omitted]                                                    9

      Item 4.     [Omitted]                                                    9

      Item 5.     [Omitted]                                                    9

      Item 6.     Exhibits and Reports on Form 8-K                             9

Part I - Financial Information

Item 1.     Financial Statements

                 PHYSICIAN HEALTHCARE PLAN OF NEW JERSEY, INC.

                     STATEMENTS OF NET ASSETS IN LIQUIDATION



                                                        September,30          December 31
                                                            2001                 2000
                                                         (unaudited)
                                                         ----------           ----------
ASSETS
      Cash                                               $  427,205           $  521,792
      Investments                                         4,141,313            4,074,654
      Accrued Investment Income                              85,793               58,107
                                                         ----------           ----------
      Total Assets                                       $4,654,311           $4,654,553

LIABILITIES

      Accounts Payable and Accrued Liabilities           $   12,412           $  166,778
      Due to Management Company                               6,600                9,492
      Cash Overdraft Liability                              117,564              122,402
                                                         ----------           ----------
            Net Assets in Liquidation                    $4,517,735           $4,355,881
                                                         ==========           ==========

                            See accompanying notes.

                  PHYSICIAN HEALTHCARE PLAN OF NEW JERSEY, INC.
               STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION
                                   (UNAUDITED)


                                                                For The Nine Months Ended
                                                                       September 30
                                                                2001                   2000
                                                            -----------            -----------
Net Assets in Liquidation at Beginning of Period:           $ 4,355,881            $ 4,374,612

Investment Income                                               190,409                190,503
Realized Gain (Loss) on Sale of Investments                      20,235                (24,119)
Net Change in Unrealized Gains on Investments                    61,741                 43,651
General and Administrative Expenses                            (110,531)              (110,230)
                                                            -----------            -----------

Net Income for the Period                                       161,854                 99,805
                                                            ===========            ===========
Net Assets in Liquidation at End of Period:                 $ 4,517,735            $ 4,474,417
                                                            ===========            ===========
            Net Income per Common Share                     $        35            $        22
                                                            ===========            ===========

            Weighted Average Number of Shares                     4,629                  4,629
                                                            ===========            ===========


                             See accompanying notes.

                  PHYSICIAN HEALTHCARE PLAN OF NEW JERSEY, INC.
               STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION
                                  (UNAUDITED)



                                                                     For The Three Months Ended
                                                                            September 30
                                                                     2001                   2000
                                                                 -----------            -----------
Net Assets in Liquidation at Beginning of Period:                $ 4,452,158            $ 4,428,710

Investment Income                                                     70,925                 72,496
Realized Gain (Loss) on Sale of Investments                            2,779                (12,215)
Net Change in Unrealized Gains (Losses) on Investments                42,179                 28,123
General and Administrative Expenses                                  (50,326)               (42,697)
                                                                 -----------            -----------
Net Income for the Period                                             65,577                 45,707
                                                                 ===========            ===========

Net Assets in Liquidation at End of Period:                      $ 4,517,735            $ 4,474,417
                                                                 ===========            ===========


            Net Income per Common Share                          $        14            $        10
                                                                 ===========            ===========

            Weighted Average Number of Shares                          4,629                  4,629
                                                                 ===========            ===========


                             See accompanying notes.

                  PHYSICIAN HEALTHCARE PLAN OF NEW JERSEY, INC.
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               September 30, 2001
                                   (UNAUDITED)

1. UNAUDITED FINANCIAL STATEMENTS

The financial information as of September 30, 2001 and for the nine month and three month periods ended September 30, 2001 and September 30, 2000 included herein is unaudited. Such information includes all adjustments, consisting of a normal and recurring nature, which in the opinion of management, are necessary for a fair presentation of the Company's Statements of Net Assets in Liquidation and Statements of Changes in Net Assets in Liquidation in accordance with accounting principles generally accepted in the United States. Such information should be read in conjunction with Management's Plan of Operations included herein and the Notes to Financial Statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000. The interim results are not necessarily indicative of the results for the full fiscal year.

2. LIQUIDATION BASIS OF ACCOUNTING

As a result of the sale of its operations to Horizon Healthcare of New Jersey, Inc. ("Horizon") on December 19, 1997, the Company changed from a going-concern basis of accounting to a liquidation basis of accounting effective December 31, 1997.

The Statements of Net Assets in Liquidation at December 31, 2000 and September 30, 2001 do not distinguish between current and long-term balances as would be reflected if such statements had been prepared on a going-concern basis.

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

Although the Company has sold its operations to Horizon, the Company remained responsible for the payment of claims incurred prior to the December 19, 1997 date of the closing of the Transaction with Horizon. The Company's liability for claims payments after December 19, 1998, the first anniversary of the Transaction, is limited to claims asserted by a claimant for services prior to December 19, 1997 and previously acknowledged or otherwise known to the Company. Any other claims liability was assumed by the Purchaser effective December 19, 1998. In early 1999, the Company completed payment of claims incurred prior to December 19, 1997. In early 2000, Horizon notified the Company that it believes the Company is responsible for approximately $30,000 of claims because they were incurred prior to December 19, 1997. The Company believes it has no responsibility for these claims because they were reported to the Company after December 19, 1998 and that they are Horizon's responsibility pursuant to the agreements entered into in connection with the transaction. No further communications have taken place with Horizon regarding this matter since early 2000. Beginning in December 1998, the Company initiated the process of seeking approval from state regulators to surrender its Certificate of Authority ("COA"). In May 2000, after discussions between the Company and its regulators, the New Jersey Department of Banking and Insurance (the "Department") required among other things, a Custody Agreement in the amount of $350,000 be established for the payment of future liabilities, if any, as a condition of surrender of the COA. The Company's Board of Directors approved the Custody Agreement on November 15, 2000, along with a Plan of Dissolution subject to the Department's approval of the surrender of the COA. The Custody Agreement was established on February 26, 2001 and on March 7, 2001 the New Jersey insurance regulators approved the surrender of the COA. The Company intends to proceed with dissolution. Following dissolution, any assets remaining after satisfaction of the Company's liabilities will be distributed to the stockholders. Amounts distributed in respect of each outstanding share of the Company's common stock are expected to be substantially lower than the purchase price paid for such shares. However, the Company is unable to estimate the amount, if any, that would be available for distribution. Dissolution requires additional stockholder action.

4. MANAGEMENT AGREEMENT

Pursuant to a Management Services Agreement dated December 19, 1997, and amended on July 16, 1999, the Company has engaged Horizon as its management company to provide a substantial portion of the Company's management and administrative services. The Company pays Horizon an hourly fee of $75 for services rendered to the Company. The agreement can be terminated by either the Company or Horizon, with or without cause, provided that the terminating party has furnished not less than thirty (30) days prior written notice of such termination to the other party. For the nine months ended September 30, 2001 and 2000 the Company incurred approximately $20,000 and $25,000 respectively related to this arrangement.

In addition, effective August 1, 1997, the Company engaged The Pace Group, Inc. ("Pace") to provide certain management transition services and certain corporate financial and reporting assistance not otherwise provided by the Purchaser, such as assistance in making regulatory filings with state insurance regulators and with the Security and Exchange Commission.

5. COMMITMENTS AND CONTINGENCIES

As of September 30, 2001 the Company's cash balance includes restricted cash of $350,000 on deposit with the State of New Jersey for Custody Agreement related to the Company's surrender of its COA.

ITEM 2.

MANAGEMENT'S PLAN OF OPERATIONS

The following discussion should be read in conjunction with the Financial Statements and the Notes thereto provided herein.

The Company sold its operations to the Horizon Healthcare of New Jersey, Inc. ("Horizon" or the "Purchaser") on December 19, 1997, following the December 9, 1997 shareholder meeting at which the sale was approved, and has continued efforts year to date to wind down operations. As a result, effective December 31, 1997, the Company changed its basis of accounting from a going-concern basis to a liquidation basis. During the nine months ended September 30, 2001, management activities have been limited to continuing the Company's payment of existing liabilities, stewardship of remaining assets, and maintaining compliance as appropriate in reporting to applicable regulatory agencies.

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

Changes in Net Assets

The increase in net assets in liquidation for the nine months ended September 30, 2001 was $161,854 as compared to an increase of $99,805 for the nine month period ended September 30, 2000. The $161,854 increase in net assets for the nine month period ended September 30, 2001 primarily represents total return on investments of approximately $272,000 offset by general and administrative expenses of approximately $111,000.

For the nine months ended September 30, 2001, the Company incurred general and administrative costs of approximately $111,000 as compared to approximately $110,000 for the nine months ended September 30, 2000. In 2001 and 2000, such costs and expenses related to the limited management activities of the Company including, but not limited to, costs and expenses incurred related to management, legal, and accounting. While costs associated with the Company's wind-down have decreased, it is expected these costs will increase during the dissolution process. See Note 4 of the Notes to the unaudited Financial Statements for September 30, 2001 for a description of the Management Service Agreements.

Financial Condition

As of September 30, 2001 the Company had approximately $4.7 million in cash and cash equivalents and investments in U.S. Treasury obligations virtually unchanged from approximately $4.7 million as of December 31, 2000.

Management believes sufficient liquid funds are available to satisfy any remaining liabilities likely to occur in the near future (including, without limitation, costs and expenses related to the anticipated administration of liquidation such as management fees, legal fees, insurance, accounting fees, printing expenses, and shareholder communication expenses).

As of September 30, 2001 the Company reported approximately $19,000 in accounts payable and accrued liabilities related to various service providers.

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

                  PHYSICIAN HEALTHCARE PLAN OF NEW JERSEY, INC.

                  BY:  /S/  JOSEPH BILLOTTI, M.D.
                       --------------------------
                            Joseph Billotti, M.D.
                                  Chairman



/S/ Russell F. Mohawk
---------------------------
    Russell F. Mohawk
    Senior Consultant of The Pace Group, Inc.
    (Acting in the capacity of Principal Accounting Officer and Principal Financial Officer of the Registrant)

                             DATED: /November 15, 2001

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